Form 10-Q
period 2025-09-30
Crestline Lending Solutions, LLC
filed 2025-11-28
CIK 2035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 000-56777

Crestline Lending Solutions, LLC
(Exact name of registrant as specified in its charter)

Delaware	99-3640580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Main Street, Suite 2100, Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (817) 339-7600
Not applicable
Former name, former address and former fiscal year, if changed since last report,
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The registrant had 17,146,374 units of limited liability company interests outstanding as of November 28, 2025.

Crestline Lending Solutions, LLC

	INDEX	PAGE NO.

PART I.	FINANCIAL INFORMATION	5

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	5

	Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	5

	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and the period from August 15, 2024 (Inception) through September 30, 2024 (Unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2025 (Unaudited) and December 31, 2024	7

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 and the period from August 15, 2024 (Inception) through September 30, 2024 (Unaudited)	12

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and the period from August 15, 2024 (Inception) through September 30, 2024 (Unaudited)	13

	Notes to the Consolidated Financial Statements (Unaudited)	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

SIGNATURES		47

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on our current expectations and estimates, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•changes in the markets in which we invest and changes in financial and lending markets generally;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the impact of increased competition;
•an economic downturn or recession and its impact on the ability of our portfolio companies to operate and the investment opportunities available to us;
•the impact of interest rate volatility on our business, our financial condition and our portfolio companies;
•the level of inflation and its impact on our portfolio companies and on the industries in which we invest;
•the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and the global economy;
•the impact of geopolitical conditions, including the conflict between Ukraine and Russia and the conflicts in the Middle East, and their impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally, such as oil and natural gas;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with Crestline Management, L.P., our investment adviser (the “Adviser”), and its affiliates;

•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a regulated investment company (a “RIC”) for U.S. federal income tax purposes and operate as a business development company (“BDC”);
•the impact of future legislation and regulation on our business and our portfolio companies; and

•our ability to successfully invest capital raised in our offering.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as otherwise provided by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Crestline Lending Solutions, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024(1)
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $332,569 and $103,310, respectively)	$333,530	$103,947
Cash and cash equivalents	42,254	49,084
Interest receivable	2,247	775
Prepaid expenses and other assets	2,126	51
Total Assets	$380,157	$153,857
Liabilities
Management fees payable to affiliate	$270	$—
Incentive fees on net investment income payable to affiliate	272	—
Incentive fees on net capital gains accrued to affiliate	120	—
Other payables to affiliate	14	—
Investment payables	32,402	10,689
Other liabilities	3,002	912
Total Liabilities	36,080	11,601
Commitments and contingencies (Note 7)
Net Assets
Members' capital	—	142,256
Paid-in capital (unlimited shares authorized, 17,146,374 shares issued and outstanding as of September 30, 2025)	342,928	—
Distributable earnings	1,149	—
Total Net Assets	344,077	142,256
Total Liabilities and Net Assets	$380,157	$153,857
Net Asset Value Per Share	$20.07	N/A
(1)As of December 31, 2024, Crestline Lending Solutions, LLC (the “Company”) had not yet elected to be regulated as a business development company (“BDC”), and was operating as Crestline Lending Solutions Ramp, LLC (the “Ramp Vehicle”), a private fund based on an exception from the definition of "investment company" under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “1940 Act”).
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$7,196	$190	$15,009	$190
Paid-in-kind interest income	516	3	1,122	3
Other income	111	—	241	—
Interest from cash and cash equivalents	264	50	951	50
Total Investment Income	8,087	243	17,323	243
Expenses
Interest	14	—	14	—
Management fees	270	—	270	—
Incentive fees on net investment income	272	—	272	—
Incentive fees on net capital gains (losses)	120	—	120	—
Organizational expense	948	238	948	238
Offering expense	18	—	18	—
Professional fees	572	148	837	148
Directors’ fees	38	—	38	—
Other general and administrative	216	—	262	—
Total expenses before expense support	2,468	386	2,779	386
Expense support (See Note 3)	(1,252)	—	(1,252)	—
Net Expenses	1,216	386	1,527	386
Net Investment Income Before Income Taxes	6,871	(143)	15,796	(143)
Income taxes, including excise taxes	73	—	73	—
Net Investment Income	6,798	(143)	15,723	(143)

Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	62	81	324	81
Total net change in unrealized gains (losses)	62	81	324	81
Realized gains (losses):
Non-controlled, non-affiliated investments	32	—	32	—
Total net realized gains (losses)	32	—	32	—
Total Net Unrealized and Realized Gains (Losses)	94	81	356	81
Increase (Decrease) in Net Assets Resulting from Operations	$6,892	$(62)	$16,079	$(62)
(1)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through the fiscal quarter ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of September 30, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Automobiles & Components
FleetPride, Inc.(3)(8)(10)	First-lien loan	1/30/2025	9/29/2028	SOFR +	4.50%	8.50%	$4,286		$4,017	$4,154	1.2%

Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.70%	10,918		10,756	10,754	3.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.70%	367		351	362	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.66%	5,888		5,797	5,800	1.7%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.91%	8,622		8,479	8,655	2.5%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	10.01%	7,172		7,002	6,820	2.0%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	10.01%	10,613		10,410	10,316	3.0%
TMC Buyer, Inc (3)(8)(10)	First-lien loan	10/25/2024	10/25/2030	SOFR +	4.75%	9.03%	1,688		1,671	1,689	0.5%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.75%	13.14%	2,596		2,572	2,567	0.7%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.75%	13.14%	183		178	181	0.1%
									47,216	47,144	13.7%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	9.25%	6,928		6,816	6,844	2.0%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.91%	7,823		7,647	7,753	2.3%
Cleanova Midco Limited(3)(10)	First-lien loan	5/22/2025	6/14/2032	SOFR +	4.75%	8.81%	10,640		10,278	10,289	3.0%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	4.75%	9.00%	2,103		2,066	2,077	0.6%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.75%	4,605		4,527	4,573	1.3%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.71%	4,564		4,482	4,536	1.3%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.71%	801		798	796	0.2%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	8.26%	10,943		10,456	10,746	3.1%
									47,070	47,614	13.8%
Consumer Services
AMC Entertainment Holdings, Inc.(3)(4)(8)(10)	First-lien loan	8/20/2024	1/4/2029	SOFR +	7.00%	11.13%	9,205		9,130	9,252	2.7%
CL MIYAGI, LP(4)(9)	LP Interest	4/22/2025						818	—	5	—%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	9.14%	2,223		2,182	2,221	0.6%
Shutterfly, Inc.(3)(8)(10)	Second-lien loan	9/10/2025	10/1/2027	SOFR +	5.00%	9.20%	12,000		11,383	11,370	3.3%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	4.00%	10.01% (incl 1.85% PIK)	6,849		6,786	6,815	2.0%
									29,481	29,663	8.6%
Financial Services
CX Institutional, LLC(3)(4)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	5.75%	9.91%	1,791		1,752	1,805	0.5%
Farrell & Fuller, LLC(5)(10)	First-lien loan	3/31/2025	3/31/2028		11.50%	11.50%	6,852		6,854	6,854	2.0%
									8,606	8,659	2.5%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.53%	8,616		8,432	8,497	2.5%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.85%	10,120		9,504	8,622	2.5%
									17,936	17,119	5.0%

Healthcare Equipment & Services
Align ENTA Management Services, LLC (3)(10)	First-lien loan	9/13/2024	6/30/2028	SOFR +	5.00%	9.16%	1,823		1,802	1,823	0.5%
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	6/8/2029		16.00%	16.00% (incl 10.00% PIK)	3,212		3,128	3,125	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	9.42%	5,130		5,048	5,022	1.5%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.25%	7,029		6,948	7,085	2.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.25%	281		271	283	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.82%	12,000		10,800	10,798	3.1%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.50%	10.17%	5,035		4,949	5,035	1.5%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	10.17%	157		150	157	—%
									33,096	33,328	9.7%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	5.00%	9.13%	1,603		1,572	1,575	0.5%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.50%	9.66%	2,208		2,180	2,186	0.6%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025						10,018,700	10,019	10,018	2.9%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	10.03%	5,242		5,126	5,122	1.5%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/30/2030	SOFR +	5.25%	9.41%	3,307		3,243	3,288	1.0%
									22,140	22,189	6.5%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.75%	4,560		4,464	4,491	1.3%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.75%	152		139	150	—%
									4,603	4,641	1.3%
Media & Entertainment
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	9.29%	8,255		8,127	8,139	2.4%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	9.33%	59		51	58	—%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	12,318		11,714	11,902	3.5%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	9.00%	3,061		3,007	3,092	0.9%
									22,899	23,191	6.8%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.28%	9,457		9,294	9,287	2.7%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.45%	195		176	191	0.1%
									9,470	9,478	2.8%
Real Estate Management & Development
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.35%	7.50%	7,263		7,196	7,190	2.1%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	6/27/2026	SOFR +	9.25%	13.95% (incl 6.50% PIK)	3,695		3,695	3,704	1.1%
OPLTD Glenwillow, LLC(10)	First-lien loan	9/16/2024	7/1/2026		12.20%	12.20%	4,007		4,008	4,037	1.2%
The Marlowe Apartments, LLC(9)(10)	First-lien loan	8/27/2025	9/1/2028		11.00%	11.00%	2,722		2,722	2,722	0.8%
	Preferred Equity	8/27/2025						445,000	445	445	0.1%
Willow Breeze, LLC(3)(10)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75% (incl 6.25% PIK)	6,259		6,458	6,428	1.9%
									24,524	24,526	7.2%
Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	9.05%	4,516		4,421	4,353	1.3%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	9.04%	281		269	271	0.1%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	10.50%	6,991		6,942	6,998	2.0%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.75%	4,358		4,097	4,097	1.2%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	9.32%	6,235		6,162	6,223	1.8%

Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	15.89% (incl 5.50% PIK)	1,472	1,441	1,417	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	15.97% (incl 2.00% PIK)	151	147	146	—%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.50%	7,237	7,150	7,165	2.1%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.77%	2,872	2,846	2,846	0.8%
	First-lien revolving loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.90%	192	188	190	0.1%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.82%	8,114	7,722	7,817	2.3%
								41,385	41,523	12.1%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	9.16%	2,302	2,277	2,325	0.7%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	11.25%	9,118	8,879	8,912	2.6%

Transportation
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761	3,681	3,685	1.1%

Utilities
Meritum Energy Holdings, LP(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	10.28%	5,374	5,289	5,379	1.6%

Total Investments								$332,569	$333,530	97.2%

Cash Equivalents
State Street Institutional U.S. Government Fund								41,258	41,258	12.0%

Total Investments and Cash Equivalents								$373,827	$374,788	109.2%
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.
(4)This portfolio company is considered a "non-qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Non-qualifying assets at fair value represented 6.0% of the Company's total assets as of September 30, 2025.
(5)In addition to the interest earned based on the stated interest rate of this investment, which is the amount reflected in this schedule, the Company may be entitled to receive additional interest as a result of an arrangement with other members in the syndicate to the extent an investment has been allocated to “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any amounts due thereunder and the Company holds the “last out” tranche.
(6)In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements (“ASC Topic 820”), unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(7)As of September 30, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $4,428 resulting in estimated gross unrealized gains and losses of $8,983 and $4,555, respectively.
(8)This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.
(9)This investment is non-income producing.
(10)Investment, or a portion thereof, is held by CL LSF SPV I, LLC, and is pledged as collateral supporting the amounts outstanding under the SPV Credit Facility (see Note 6).
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Schedule of Investments as of December 31, 2024
(Amounts in thousands, except share amounts)

Company (1)(6)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par / Units	Amortized Cost (2)	Fair Value (4)	Percentage of Net Assets

Communications
TickPick Intermediate Holdings, LLC (3)	First-lien loan	09/6/2024	04/1/2030	SOFR +	5.25%	9.58%	$3,069	$3,006	$3,032	2.1%
								3,006	3,032	2.1%
Consumer Discretionary
AMC Entertainment Holdings, Inc. (3)(5)	First-lien loan	08/20/2024	01/4/2029	SOFR +	7.00%	11.36%	6,070	6,051	6,183	4.4%
Mountainside Fitness Acquisitions, LLC (3)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	9.30%	2,234	2,187	2,200	1.6%
Vacation Rental Brands, LLC (3)	First-lien loan	10/17/2024	09/6/2031	SOFR +	5.25%	9.58%	3,334	3,304	3,303	2.3%
	First-lien revolving loan	10/17/2024	09/6/2031	SOFR +	5.25%	9.58%	95	92	94	0.1%
								11,634	11,781	8.3%
Consumer Staples
Heritage Grocers Group, LLC (3)(5)	First-lien loan	12/20/2024	08/1/2029	SOFR +	6.75%	11.18%	3,218	3,073	3,076	2.2%
								3,073	3,076	2.2%
Financials
Afore Insurance Services, LLC (3)	First-lien loan	09/6/2024	09/6/2029	SOFR +	6.00%	10.44%	1,495	1,449	1,483	1.0%
CX Institutional, LLC (3)	First-lien loan	09/6/2024	06/18/2029	SOFR +	5.75%	10.11%	1,339	1,299	1,311	0.9%
Garden Owner, LLC (3)	First-lien loan	12/30/2024	06/27/2026	SOFR +	4.34%	14.09% (incl. 7.00% PIK)	3,703	3,703	3,703	2.6%
Likewize Corp. (3)(5)	First-lien loan	08/16/2024	08/15/2029	SOFR +	5.75%	10.05%	5,342	5,204	5,236	3.7%
NMHP Knoxville Owner (3)	First-lien A-2 Note	09/26/2024	09/1/2026	SOFR +	5.50%	9.00%	5,516	5,516	5,516	3.9%
OPLTD Glenwillow, LLC	First-lien loan	09/16/2024	07/1/2026		12.20%	12.20%	3,312	3,312	3,312	2.3%
Willow Breeze, LLC (3)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75%	5,135	5,131	5,119	3.6%
								25,613	25,680	18.1%
Healthcare
Align ENTA Management Services, LLC (3)	First-lien loan	09/13/2024	06/30/2028	SOFR +	5.00%	9.36%	434	414	430	0.3%
Mist Holding Co. (3)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.59%	4,502	4,439	4,457	3.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.59%	281	270	278	0.2%
SDG Mgmt Company, LLC (3)	First-lien loan	12/6/2024	07/1/2028	SOFR +	5.50%	—%	—	(78)	—	—%
Top Rx, LLC (3)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.60%	9,528	9,317	9,337	6.6%
								14,362	14,502	10.2%
Industrials
Best Practice Associates, LLC (3)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	11.08%	7,882	7,676	7,685	5.4%
Crete PA Holdco, LLC (3)	First-lien loan	11/26/2024	11/26/2030	SOFR +	5.00%	9.52%	1,502	1,465	1,479	1.0%
Kelso Industries, LLC (3)(5)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	10.09%	7,027	6,886	6,886	4.8%
Meritum Energy Holdings, LP (3)	First-lien loan	12/6/2024	12/6/2028	SOFR +	7.50%	11.93%	4,198	4,115	4,114	2.9%
PT&C Group, LLC (3)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.84%	4,245	4,132	4,170	2.9%
Tank Holding Corp. (3)(5)	First-lien loan	11/14/2024	03/31/2028	SOFR +	5.75%	10.25%	2,211	2,191	2,178	1.5%
TMC Buyer Inc. (3)(5)	First-lien loan	10/25/2024	10/25/2030	SOFR +	5.00%	9.57%	4,629	4,580	4,670	3.3%
								31,045	31,182	21.9%
Technology
Ark Data Centers, LLC (3)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	9.08%	3,977	3,863	3,898	2.7%
Chirisa Volo, LLC (3)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	10.55%	1,069	1,002	1,059	0.7%
Govos Intermediate Holdings, LLC (3)	First-lien loan	09/6/2024	07/25/2029	SOFR +	4.00%	10.75% (incl. 2.00% PIK)	3,646	3,574	3,580	2.5%

Jitterbit, Inc. (3)	First-lien loan	09/6/2024	03/3/2028	SOFR +	6.00%	14.17% (incl. 3.50%PIK	1,432	1,387	1,376	1.0%
Payrange, LLC (3)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.25%	9.61%	2,325	2,296	2,302	1.6%
US Signal Company, LLC (3)	First-lien loan	09/3/2024	09/3/2029	SOFR +	5.50%	10.07%	2,489	2,455	2,479	1.7%
								14,577	14,694	10.3%

Total Investments								$103,310	$103,947	73.1%
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company did not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company did not identify any of its portfolio companies as affiliates. The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term SOFR, which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.
(4)In accordance with ASC Topic 820, unless otherwise indicated, the fair values of all investments were determined using significant unobservable inputs and are considered Level 3 investments. See Note 5 for further information related to investments at fair value.
(5)This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.
(6)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC, and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$6,798	$(143)	$15,723	$(143)
Net realized gain (loss) on investments	32	—	32	—
Net change in unrealized appreciation (depreciation)	62	81	324	81
Net increase (decrease) in net assets resulting from operations	6,892	(62)	16,079	(62)
Shareholder distributions:
Distributions declared from distributable earnings	—	—	—	—
Net increase (decrease) in net assets resulting from shareholder distributions	—	—	—	—
Capital transactions:
Capital contributions	97,450	50,000	187,045	50,000
Distribution of members' capital	(1,303)	—	(1,303)	—
Net increase (decrease) in net assets resulting from capital share transactions	96,147	50,000	185,742	50,000
Total increase (decrease) in net assets	103,039	49,938	201,821	49,938
Net assets, beginning of period	241,038	—	142,256	—
Net assets, end of period	$344,077	$49,938	$344,077	$49,938

(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through the fiscal quarter ended September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended	From August 15, 2024 (Inception) through
	September 30, 2025	September 30, 2024(1)
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$16,079	$(62)
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses	(324)	(81)
Net realized (gains) losses on investments	(32)	—
Net amortization of discount on investments	(874)	—
Amortization of deferred financing costs	2	—
Purchases and originations of investments, net	(266,555)	(33,280)
Proceeds from investments, net	4,218	—
Repayments on investments	35,081	—
Paid-in-kind interest	(1,099)	—
Changes in operating assets and liabilities:
Interest receivable	(1,412)	(156)
Interest receivable paid-in-kind	(60)	—
Prepaid expenses and other assets	(1,817)	(224)
Management fees payable to affiliate	270	—
Incentive fees on net investment income payable to affiliate	272	—
Incentive fees on net capital gains (losses) accrued to affiliate	120	—
Other payables to affiliates	14	—
Investment payables	21,713	—
Other liabilities	2,090	6,764
Net Cash Provided by (Used in) Operating Activities	(192,314)	(27,039)
Cash Flows from Financing Activities
Deferred financing costs	(258)	—
Distribution of members' capital	(1,303)	—
Capital calls	187,045	50,000
Net Cash Provided by (Used in) Financing Activities	185,484	50,000
Net Increase (Decrease) in Cash and Cash Equivalents	(6,830)	22,961
Cash and cash equivalents, beginning of period	49,084	—
Cash and Cash Equivalents, End of Period	$42,254	$22,961
(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through the fiscal quarter ended September 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Notes to the Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, unless otherwise indicated)
1. Organization and Basis of Presentation
Organization
Crestline Lending Solutions, LLC (the “Company”) is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle") on August 15, 2024 ("Inception"). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act") on September 2, 2025 (the “BDC Election Date”).
In addition, for tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Prior to the BDC Election Date, the Ramp Vehicle operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. During its operations, the Ramp Vehicle completed an initial closing of capital commitments and purchased assets with initial proceeds from the initial shareholders of the Ramp Vehicle.
The Company's investment objective is to generate current income and, to a lesser extent, long-term capital appreciation by targeting investments that we believe have favorable risk-adjusted returns and the ability to generate price appreciation. The Company invests in senior secured debt, while also taking advantage of investments in other parts of the capital structure, including second-lien loans, mezzanine or more junior loans, as well as equity investments. The Company intends to seek attractive risk-adjusted returns to investors by investing primarily in lower and core middle market companies located in the United States, with between $10 million and $75 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA").
The Company is externally managed by Crestline Management, L.P. (the "Adviser"), which manages the Company’s day-to-day operations and provides the Company with investment advisory services pursuant to the terms of the investment advisory agreement between the Company and the Adviser, dated as of September 2, 2025 (the "Advisory Agreement"). The Adviser is registered as an investment adviser with the SEC. Under the administration agreement dated as of September 2, 2025 (the “Administration Agreement”) between the Company and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for the Company to operate, and the Company has agreed to reimburse the Administrator for the allocable portion of its overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, its allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staff. The Administrator has engaged a third-party sub-administrator to assist in the provision of the Company’s administrative services.
On July 22, 2025, the Company formed a wholly owned subsidiary, CL LSF SPV I, LLC, a Delaware limited liability company.

2. Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. All intercompany balances and transactions have been eliminated in consolidation.
The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

Fiscal Year End
The Company’s fiscal year ends on December 31.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual amounts could differ from those estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents are held at major financial institutions, which at times may exceed U.S. federally insured limits. Cash and cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. As of September 30, 2025, the Company held cash equivalents totaling $42.3 million. As of December 31, 2024, the Ramp Vehicle held cash equivalents totaling $49.1 million.
Investments at Fair Value
The Company’s investments are recorded at fair value, as defined by U.S. GAAP, specifically FASB ASC 820, Fair Value Measurement (“Topic 820”), and determined by the Adviser. Topic 820 establishes a fair value hierarchy that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Topic 820 are below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. This level of fair value hierarchy provides the most reliable evidence of fair value and is used to measure fair value whenever available.
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include: (a) quoted prices for similar assets or liabilities in active markets; (b) quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current or price quotations vary substantially either over time or among market makers, or in which little information is released publicly; (c) inputs other than quoted prices that are observable for the asset or liability; (d) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3: Inputs that are unobservable for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). These inputs are developed based on the best information available in the circumstances, which include the Company’s own data. The Company’s own data used to develop unobservable inputs is adjusted if information indicates that market participants would use different assumptions.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The inputs or methodology used for valuing investments are not necessarily an indication of the risk associated with investing in those investments.
Fair value estimates are made at a point in time, based on relevant market data as well as the best information available about the financial instrument. Fair value estimates for financial instruments for which no or limited observable market data is available are based on judgments regarding current economic conditions, liquidity, currency, credit and interest rate risks, loss experience and other factors. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result, such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows, could significantly affect these fair value estimates. Because of the inherent uncertainty of valuation, including Level 3 input risks, this estimated value may differ from the value that would have been used had a ready market for these investments existed, and the differences could be material.
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Company’s valuation designee (the “Valuation Designee”) to determine the fair value of the Company’s investments that do not have readily available market quotations. Pursuant to the Company’s valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of the Company’s assets for which market quotations are not readily available, subject to the oversight of the Board.

Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services where available. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, the Valuation Designee utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

With respect to investments for which market quotations are not readily available, the Valuation Designee, or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
The Board is responsible for overseeing the Valuation Designee’s process for determining the fair value of the Company’s assets for which market quotations are not readily available, taking into account the Company’s valuation risks. To facilitate the Board’s oversight of the valuation process, the Valuation Designee provides the Board with quarterly reports, annual reports, and prompt reporting of material matters affecting the Valuation Designee’s determination of fair value. As part of the Board’s oversight role, the Board may request and review additional information to be informed of the Valuation Designee’s process for determining the fair value of the Company’s investments.

Organization and Offering Expenses
Organizational costs consist of costs incurred to establish the entity as a Delaware limited liability company and subsequent election to be regulated as a BDC. Organizational costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of interests in the Ramp Vehicle and subsequently the Company. Offering costs are capitalized as a deferred charge and will be amortized to expense on a straight-line basis over twelve months.
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized using the effective interest method, or straight-line method, over the stated maturity of the debt obligation.
Interest and Dividend Income Recognition
Interest income is recorded on an accrual basis and includes the accretion of discounts, amortization of premiums and payment-in-kind ("PIK") interest. Discounts and premiums to par value on securities purchased or originated are amortized into interest income over the contractual life of the respective security using the effective interest method. To the extent loans contain PIK provisions, PIK interest, computed at the contractual rate specified in each applicable agreement, is accrued and recorded as interest income and added to the principal balance of the loan. PIK interest income added to the principal balance is generally collected upon repayment of the outstanding principal.
Unless providing services in connection with an investment, such as syndication, structuring or diligence, all or a portion of any loan fees received by the Company will be deferred and amortized over the investment’s life using the effective interest method.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal if deemed to be collectible. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and are deemed likely to remain current.

Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other Income
Other income may include various fees in the ordinary course of business such as structuring, syndication, diligence, amendment, or other service-based fees, and fees for managerial assistance rendered by the Company to its portfolio companies. Such fees are recognized as income when earned.
Income Taxes, Including Excise Taxes
As of the BDC Election Date, the Company intends to elect to be treated as a RIC under Subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that the estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company accrues excise tax on estimated excess taxable income.
For the three and nine months ended September 30, 2025, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. No excise tax was recorded by the Ramp Vehicle from Inception through September 30, 2024.
Before the BDC Election Date, due to the nature of the Company's activities and its organization as a limited liability company and its treatment as a partnership for federal income tax purposes up to the BDC Election Date, it generally was not subject to federal, state or local income taxes. Income taxes were payable by the investors in the Ramp Vehicle based on their share of the income or loss of the Ramp Vehicle and have not been reflected in the accompanying consolidated financial statements.

Dividends to Shareholders
Dividends to shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares, rather than receiving the cash dividend. The Company expects to use newly issued shares to satisfy the dividend reinvestment plan. See Note 9 for further information related to dividends.
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Company has determined that it has one reportable segment: Investment Activity. The Investment Activity segment generates revenue primarily in the form of interest income from the investments it holds. In addition, the Company may generate income from dividends on equity investments, capital gains on the sale of investments and various loan origination and other fees.
The Company's chief operating decision maker (the "CODM"), comprised of the Company's investment committee (chief executive officer, chief investment officer, chief operating officer, and deputy investment officers) and the chief financial officer, assesses the performance and makes operating decisions of the Company primarily based on the Company's net increase in equity resulting from operations (net income).
The accounting policies of the Investment Activity segment are the same as those described in the summary of significant accounting policies. As the Company's operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Balance Sheet as "total assets" and the significant segment expenses are listed on the accompanying Consolidated Statement of Operations.
Recent Accounting Standards and Regulatory Updates
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.
In December 2024, the FASB issued ASU No. 2024-04, "Debt with Conversion and Other Options (Subtopic 470): Induced Conversions of Convertible Debt Instruments", which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company does not expect this update to have a material effect on the Company's consolidated financial statements.
3. Agreements and Related Party Transactions
Administration Agreement
On the BDC Election Date, the Company entered into the Administration Agreement with the Administrator, which was approved by the Board at its organizational meeting on August 19, 2025. Under the terms of the Administration Agreement, the Administrator is responsible for providing the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Company will pay the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including the allocable portion of the cost of it's Chief Financial Officer and Chief Compliance Officer and their respective staff. State Street Bank and Trust Company provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for such services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of its officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staff and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts include the allocable portion of the compensation paid by the Adviser or its affiliates to the Company’s Chief Financial Officer and other professionals who provide operational and administrative services to the Company pursuant to the Administration Agreement, including individuals who provide “back office” or “middle office” financial, operational, legal and/or compliance services to the Company. The Company reimburses the Adviser (or its affiliates) for the allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company and in acting on behalf of the Company. The Company may also reimburse the Adviser or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.
For the three and nine months ended September 30, 2025, the Company incurred less than $0.1 million for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. No administrative expenses were incurred by the Ramp Vehicle from Inception through September 30, 2024.
Investment Advisory Agreement
On the BDC Election Date, the Company entered into the Investment Advisory Agreement with the Adviser, which was approved by the Board at its organizational meeting on August 19, 2025. Under the terms of the Investment Advisory Agreement, the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company pays the Adviser a base management fee (the “Management Fee”) and may also pay an incentive fee based on income and an incentive fee based on capital gains (collectively, the “Incentive Fee”).
On September 5, 2025, the Adviser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rithm Capital Corporation and certain of its affiliates (“Rithm”), pursuant to which Rithm will acquire the Adviser and certain of its affiliated entities (the “Transaction”). Following the closing of the Transaction, the Adviser will be owned by Rithm, subject to certain profit sharing and earnout arrangements with the Adviser’s senior employees. Although the ownership of the Adviser will change as a result of the Transaction, there are expected to be no changes to the investment advisory services performed by the Adviser for the Company as a result of the Transaction. The Adviser’s current management team is expected to continue to determine the investment strategies and policies of the Adviser following the consummation of the Transaction. In addition, the Company’s investment objective, investment strategies, and investment portfolio are not expected to change as a result of the Transaction.
Pursuant to Section 15 of the 1940 Act, the Transaction will be deemed to result in a change of control of the Adviser, resulting in the termination of the Investment Advisory Agreement in accordance with its terms. In anticipation of the automatic termination of the Investment Advisory Agreement upon the closing of the Transaction, the Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the "Independent Directors"), voted to approve a new investment advisory agreement (the "New Investment Advisory Agreement") by and between the Company and the Adviser, subject to shareholder approval. The New Investment Advisory Agreement is identical to the current Investment Advisory Agreement, including with respect to the Management Fee and Incentive Fee payable by the Company to the Adviser, except that the initial term will begin upon the execution of the New Investment Advisory Agreement. Subject to approval by the Company's shareholders, the New Investment Advisory Agreement will take effect upon the closing of the Transaction, which is expected to close in the fourth quarter of 2025.
The closing of the Transaction is subject to the satisfaction or waiver of various conditions, as set forth in the Purchase Agreement, including obtaining specified regulatory approvals and attaining certain advisory client consent thresholds. The Company held a special meeting of Shareholders on November 21, 2025, at which time the shareholders approved the New Investment Advisory Agreement.

Management Fee
The Management Fee shall be calculated at a rate based on the value of the most recently published net asset value and payable quarterly in arrears at the rates set forth below:

Base Management Fee	Net Assets as of Most Recently Completed Quarter
0.1125% (1.35% annualized)	Less than or equal to $150.0 million
0.0917% (1.10% annualized)	Greater than $150.0 million but less than or equal to $300.0 million
0.0823% (0.9875% annualized)	Greater than $300.0 million but less than or equal to $500.0 million
0.0710% (0.85% annualized)	Greater than $500.0 million

For the initial period of operations from the BDC Election Date through the end of the fiscal quarter ended September 30, 2025, the Management Fee will be calculated based on the net asset value of the Ramp Vehicle as of the BDC Election Date.
For the three and nine months ended September 30, 2025, Management Fees were $0.3 million. Management Fees for September 30, 2025 were calculated at an annual rate of 0.9875% and appropriately pro-rated for the partial period.
Incentive Fee
The Incentive Fee consists of two parts that are independent of each other, with the result that one component may be payable even if the other is not, as follows:
(i)The first component, payable at the end of each quarter in arrears, equals 12.5% of the Company's Pre-Incentive Fee Net Investment Income for each calendar quarter, subject to a 5.0% annualized hurdle rate, with a catch-up.
Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued by the Company during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement to the Administrator, and any interest expense and distributions paid on any issued and outstanding debt or preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.25% per quarter (5% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter.
The Incentive Fee is payable quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.
(ii)The second component, payable at the end of each fiscal year in arrears, equals 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”).
For purposes of determining whether Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, Pre-Incentive Fee Net Investment Income is expressed as a rate of return on the average daily hurdle calculation value throughout the immediately preceding calendar quarter.
Section 205(b)(3) of the Investment Advisers Act of 1940, as amended, prohibits the Adviser from receiving the payment of fees on unrealized gains until those gains are realized, if ever. There can be no assurance that such unrealized gains will be realized in the future.

For the three and nine months ended September 30, 2025, Incentive Fees on net investment income were $0.3 million. For the three and nine months ended September 30, 2025 Incentive Fees on capital gains were $0.1 million. As of September 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.
Expense Support Agreement
On the BDC Election Date, the Company entered into an expense support and reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Subject to the terms of the Expense Support Agreement, the Adviser will fund certain expenses, including the organizational and offering cost, incurred by the Company (each such payment, an "Expense Payment"). The Adviser is eligible to be reimbursed by the Company for such Expense Payments (a “Reimbursement Payment”). The amount of any Expense Payment by the Adviser shall be determined based on whether the Company’s expenses during a given fiscal quarter exceed an expense cap (the “Annual Expense Cap”) calculated based on the Company’s net asset value ("NAV"). If the Company’s expenses during a given fiscal quarter exceed the applicable Annual Expense Cap, the Adviser will make an Expense Payment equal to the difference between the Annual Expense Cap and the Company’s incurred expenses. The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether the Company exceeds an annual expense cap equal to a percentage of NAV (the “Annual Expense Cap”).

Expense Cap	NAV
0.5% (2.00% annualized)	Less than or equal to $150.0 million
0.4375% (1.75% annualized)	Greater than $150.0 million but less than or equal to $200.0 million
0.375% (1.50% annualized)	Greater than $200.0 million but less than or equal to $250.0 million
0.3375% (1.35% annualized)	Greater than$250.0 million but less than or equal to $300.0 million
0.3125% (1.25% annualized)	Greater than $300.0 million but less than or equal to $350.0 million
0.2875% (1.15% annualized)	Greater than $350.0 million but less than or equal to $400.0 million
0.2500% (1.00% annualized)	Greater than $400.0 million
The Company shall make such Reimbursement Payments, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.
For the three and nine months ended September 30, 2025, the Company recorded $1.3 million of expense support in the Consolidated Statement of Operations.
4. Investments at Fair Value
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated; non-controlled, affiliated; or controlled, affiliated investments.
The composition of the Company's Investments at fair value consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$290,889	$291,693	$804
Second-lien debt investments	31,217	31,369	152
Equity and other investments	10,463	10,468	5
Total Investments	$332,569	$333,530	$961

	December 31, 2024(2)
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$103,310	$103,947	$637
Total Investments	$103,310	$103,947	$637

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.
(2)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of "investment company" under Section 3(c)(7) of 1940 Act.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments as a percentage of fair value at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024(1)(2)
Automobiles & Components	1.2%	—%
Capital Goods	14.1%	13.2%
Commercial & Professional Services	14.3%	12.8%
Consumer Services	8.9%	11.3%
Financial Services	2.6%	6.6%
Food & Beverage	5.1%	3.0%
Healthcare Equipment & Services	10.0%	5.0%
Insurance	6.7%	6.4%
Materials	1.4%	—%
Media & Entertainment	7.0%	2.9%
Pharmaceuticals	2.8%	9.0%
Real Estate Management & Development	7.4%	11.7%
Software & Services	12.4%	11.9%
Technology Hardware & Equipment	0.7%	2.2%
Telecommunication Services	2.7%	—%
Transportation	1.1%	—%
Utilities	1.6%	4.0%
Total	100.0%	100.0%
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of "investment company" under Section 3(c)(7) of 1940 Act.
(2)The Company reclassified certain of its portfolio companies to conform to the current period industry composition.
The geographic composition of the Company’s investments as a percentage of fair value at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024(1)
United States
Midwest	25.3%	19.6%
Northeast	13.1%	17.8%
South	40.4%	38.9%
West	19.1%	23.7%
Puerto Rico	2.1%	—%
Cayman(2)	0.0%	—%
Total	100.0%	100.0%
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
(2)Cayman investments round to less than 0.0% for the purpose of geographic composition comparison.

5. Fair Value of Financial Instruments
Investments
The following tables present fair value measurements of investments as of September 30, 2025 and December 31, 2024:

	Fair Value Hierarchy at September 30, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$86,671	$205,022	$291,693
Second-lien debt investments	—	27,684	3,685	31,369
Equity and other investments	—	—	10,468	10,468
Total investments at fair value	$—	$114,355	$219,175	$333,530

	Fair Value Hierarchy at December 31, 2024(1)
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,228	$75,719	$103,947
Total investments at fair value	$—	$28,228	$75,719	$103,947
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

	As of and for the Three Months Ended September 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$166,213	$—	$6	$166,219
Purchases or originations	43,526	3,677	10,464	57,667
Repayments / redemptions	(5,457)	—	—	(5,457)
Paid-in-kind interest	456	—	—	456
Net change in unrealized gains (losses)	79	4	(2)	81
Net amortization of discount on securities	205	4	—	209
Transfers within Level 3	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$205,022	$3,685	$10,468	$219,175

	As of and for the Nine Months Ended September 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$75,719	$—	$—	$75,719
Purchases or originations	147,775	3,677	10,464	161,916
Repayments / redemptions	(19,262)	—	—	(19,262)
Sales proceeds	(1,294)	—	—	(1,294)
Paid-in-kind interest	1,100	—	—	1,100
Net change in unrealized gains (losses)	519	4	4	527
Net amortization of discount on securities	465	4	—	469
Transfers within Level 3	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$205,022	$3,685	$10,468	$219,175

The following tables present the changes in the fair value of the Ramp Vehicle's investments for which Level 3 inputs were used to determine the fair value as of and for the period of August 15, 2024 (Inception) to September 30, 2024:

	For the period from August 15, 2024 (Inception) to September 30, 2024
	First-lien debt investments	Total
Balance, beginning of period	$—	$—
Purchases or originations	22,468	22,468
Repayments / redemptions	(38)	(38)
Paid-in-kind interest	—	—
Net change in unrealized gains (losses)	63	63
Net amortization of discount on securities	5	5
Transfers within Level 3	—	—
Transfers into (out of) Level 3	—	—
Balance, End of Period	$22,498	$22,498

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2025 and for the period of August 15, 2024 (Inception) through September 30,2024.

	Net Change in Unrealized Gains or (Losses) For the Three Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net Change in Unrealized Gains or (Losses) from August 15, 2024 (Inception) through September 30, 2024 on Investments Held at September 30, 2024 (1)
First-lien debt investments	$181	$63
Second-lien debt investments	4	—
Equity and other investments	(2)	—
Total	$183	$63
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

	Net Change in Unrealized Gains or (Losses) For the Nine Months Ended September 30, 2025 on Investments Held at September 30, 2025	Net Change in Unrealized Gains or (Losses) from August 15, 2024 (Inception) through September 30, 2024 on Investments Held at September 30, 2024 (1)
First-lien debt investments	$526	$63
Second-lien debt investments	5	—
Equity and other investments	4	—
Total	$535	$63
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
The following tables present the fair value of Level 3 Investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$205,022	Broker Quotes Precedent Transaction Discounted Cash Flow - Yield Analysis	Discount Rate	7.94% to 18.14%
Second-lien debt investments	3,685	Precedent Transaction	N/A	N/A
Equity and other investments	10,468	Precedent Transaction	N/A	N/A
Total	$219,175

	December 31, 2024 (1)
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$75,719	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate N/A	9.71% - 16.32% N/A
Total	$75,719
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company’s capital structure.
Significant unobservable quantitative inputs typically considered in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. If debt investments are credit impaired, an enterprise value analysis may be used to value such debt investments; however, in addition to the methods outlined above, other methods such as a liquidation or wind-down analysis may be utilized to estimate enterprise value. For the Company’s Level 3 equity investments, multiples of similar companies’ revenues, earnings before income taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.
6. Debt
Pursuant to the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. In the normal course, we intend to manage the portfolio with at least a 200% asset coverage ratio. However, the Company may reduce our asset coverage ratio to 167.5% which would allow the Company to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the company. As of September 30, 2025, the Company’s asset coverage was 667.6%. As of September 30, 2025, the Company has not incurred any borrowings.

SPV Credit Facility
On September 19, 2025, (the “Effective Date”), the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), its wholly owned subsidiary, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility has a committed loan of $150 million and uncommitted loan amount of $150 million. Borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay unused commitment fees of on any day (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
The Loan Agreement sets out standard terms, including affirmative and negative covenants, lists common events of default like nonpayment, misrepresentation, covenant breaches, bankruptcy, or change of control, and includes typical cure and notice provisions.
The SPV Credit Facility is secured by the assets of CL SPV. As of September 30, 2025, the Company was in compliance with all financial covenants under the Loan Agreement.
The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Interest expense	$—	$—
Commitment fees	12	12
Accretion of original issue discount	—	—
Amortization of deferred financing costs	2	2
Total Interest Expense	$14	$14
7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments; such commitments are incorporated into the Company’s assessment of its liquidity position. The Company’s senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. The Company’s senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

As of September 30, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2025	December 31, 2024
A&J Holdco, LLC - Delayed Draw & Revolver	$3,712	$—
Aeritek Global Holdings, LLC - Revolver	715	—
Afore Insurance Services, LLC - Delayed Draw & Revolver	1,749	3,289
Alcrete, LLC - Delayed Draw & Revolver	2,996	—
Align ENTA Management Services, LLC - Delayed Draw & Revolver	1,823	3,212
Ark Data Centers, LLC - Delayed Draw & Revolver	2,223	3,041
Attigo Health, LLC - Revolver	571	—
Best Practice Associates, LLC - Revolver	588	588
BSU VS Holdings, LLC - Delayed Draw	1,476	—
By Light Professional IT Services, LLC - Revolver	446	—
Chirisa Volo, LLC - Delayed Draw	203	6,125
Crete PA Holdco, LLC - Delayed Draw & Revolver	1,126	1,727
CX Institutional, LLC - Delayed Draw	231	692
Galaxy Helios I, LLC - Delayed Draw	9,716	—
Garden Owner, LLC - Delayed Draw	—	64
Gas Media Holdings, LLC - Delayed Draw & Revolver	2,305	—
Govos Intermediate Holdings - Revolver	—	181
IXOPay, Inc. - Delayed Draw & Revolver	3,537	—
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1,845	—
Jitterbit, Inc. - Revolver	50	200
Kelso Industries, LLC - Delayed Draw	951	2,703
Mist Holding Co. - Delayed Draw & Revolver	4,691	4,482
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1,564	1,564
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	840	—
OPLTD Glenwillow, LLC - Delayed Draw	625	1,320
Payrange, LLC - Revolver	620	620
PT&C Group, LLC - Delayed Draw & Revolver	964	2,236
SDG Mgmt Company, LLC - Delayed Draw & Revolver	4,837	10,050
Sensei Holdco, LLC - Delayed Draw & Revolver	2,895	—
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3,847	—
The Marlowe Apartments, LLC - Delayed Draw	1,094	—
TickPick Intermediate Holdings, LLC - Revolver	200	200
TMC Buyer, Inc. - Delayed Draw	180	421
Top Rx, LLC - Revolver	917	1,112
US Signal Company, LLC - Delayed Draw & Revolver	575	1,149
Vacation Rental Brands, LLC	—	4,013
WHI Global, LLC - Revolver	306	—
Willow Breeze, LLC - Delayed Draw	198	1,523
Total Portfolio Company Commitments(1)(2)	$60,616	$50,512
(1)Represents the full amount of the Company’s commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between the Company and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(3)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.

8. Net Assets
The Company has the authority to issue an unlimited number of shares. Prior to the BDC Election Date, the Company exchanged 17,146,374 shares to the shareholders of the Ramp Vehicle with a value of $342.9 million and received $354.7 million in Capital Commitments. Of the $354.7 million in total Capital Commitments, the Company called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in capital commitments of shareholders in the Ramp Vehicle.
The Company has entered into subscription agreements (the “Subscription Agreements”) with investors. Investors are required to enter into capital commitment arrangements (each, a “Capital Commitment”) with the Company to purchase shares, pursuant to which the investors are required to fund drawdowns to purchase shares up to the amount of their respective Capital Commitments each time the Company delivers a drawdown notice, which will be delivered at least 10 days prior to any subsequent funding date. All Capital Commitments from the earliest investor(s) must be called in totality before Capital Commitments from later subscribing investors is called. The purchase price of the shares for each capital call will be set at a per-share price that is at least equal to the NAV per share for the quarter in which capital is called, subject to the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above NAV per share based on a variety of factors.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of dividends and other distributions. No action will be required on the part of a shareholder to have his or her cash dividends and distributions reinvested in the Company’s shares. A shareholder could instead elect to receive a dividend or distribution in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date.
The number of shares to be issued to a shareholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to a shareholder by the NAV per share as of the last day of the Company’s calendar quarter immediately preceding the date such distribution was declared.

9. Dividends
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. A shareholder could instead elect to receive a dividend or distribution in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date.
During the period ended September 30, 2025, no dividends had been declared or paid by the Company.

10. Financial Highlights
The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights from the BDC Election Date through September 30, 2025.

From the BDC Election Date through September 30, 2025
Per Share Data (1)
Net asset value, beginning of period	$—

Net investment income (2)	0.10
Net realized and unrealized gain (loss) (2)	(0.03)
Total from operations	0.07
Net share issuance (3)	20.00
Dividends declared (4)	—
Total increase (decrease) in net assets	20.07
Net Asset Value, End of Period	$20.07
Total return based on net asset value (5)	N/A
Shares outstanding, end of period	17,146,374
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets	0.93%
Ratio of net investment income to average net assets	9.13%
Portfolio turnover	25.33%
Net assets, end of period	$344,077
(1)    Table may not sum due to rounding.
(2)    The per share data was derived by using the weighted average shares outstanding during the period.
(3)    The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of share issuances and the weighting of average shares over the period.
(4)    The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(5)    Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends, assuming reinvestment of dividends, divided by the beginning net asset value per share.
(6)    The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

11. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Forward-Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.
Overview
Crestline Lending Solutions, LLC is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle"). On the BDC Election Date, we elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and intend to elect to be treated as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code (the "Code"). Prior to the BDC Election Date, the Ramp Vehicle operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. During its operations, the Ramp Vehicle completed an initial closing of capital commitments and purchased assets with initial proceeds from the initial shareholders of the Ramp Vehicle.
Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation by targeting investments that we believe have favorable risk-adjusted returns and the ability to generate price appreciation. We invest in senior secured debt, while also taking advantage of investments in other parts of the capital structure, including second-lien loans, mezzanine or more junior loans, as well as equity investments. We intend to seek attractive risk-adjusted returns to investors by investing primarily in lower and core middle market companies located in the United States, with between $10 million and $75 million in annual earnings before interest, taxes, depreciation and amortization ("EBITDA").
We are externally managed by Crestline Management, L.P. (the "Adviser"), which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the investment advisory agreement between us and the Adviser, dated as of September 2, 2025 (the "Investment Advisory Agreement"). The Adviser is registered as an investment adviser with the SEC. Under the administration agreement dated as of September 2, 2025 (the “Administration Agreement”) between us and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for us to operate, and we have agreed to reimburse the Administrator for the allocable portion of our overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staff. The Administrator has engaged a third-party sub-administrator to assist in the provision of our administrative services.
On July 22, 2025, we formed a wholly owned subsidiary, CL LSF SPV I, LLC, a Delaware limited liability company.

Key Components of Our Results of Operations
Investments
We focus primarily on the direct origination of loans to middle-market companies domiciled in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital generally available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.
Revenues
We expect to generate revenue primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees and dividends on direct equity investments.
Our debt investments will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we will receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
Our primary uses of cash will be for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements, and (iv) cash distributions to the holders of our shares.
Expenses
Our primary operating expenses will include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
We will be responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to:
•organizational and offering expenses;
•expenses incurred in valuing our assets and computing our NAV per share;
•the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of its investments and disposing of investments and expenses related to unsuccessful portfolio acquisition efforts;
•expenses incurred by our Administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial, legal, regulatory, and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
•interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;
•expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our shares and other securities (including underwriting fees, other similar fees and commissions);
•base management fees and incentive fees;
•third party investor hosting and similar platforms and service providers;
•administration fees;
•transfer agent and custody fees and expenses;
•federal and state registration fees;
•U.S. federal, state and local taxes;
•Independent Directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to shareholders, including printing costs;

•the costs associated with individual or group shareholders;
•our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and
•all other expenses incurred by us, the Adviser or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, office equipment, utilities and the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff.
For the avoidance of doubt, except as explicitly set forth above, the Adviser will be responsible for any compensation paid to its investment professionals for any investment advisory services provided to us under the Investment Advisory Agreement.
From time to time, the Administrator or its affiliates may pay third-party providers of goods or services. We will reimburse the Administrator or such affiliates thereof for any such amounts paid on our behalf.
We have entered into the SPV Credit Facility (as defined below) and may also enter into future credit facilities or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, or structuring fees and the related interest costs associated with any amounts borrowed.
Hedging
The Company may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.
Contractual Obligations
We have entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services, and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in Note 3–Agreements and Related Party Transactions in this Quarterly Report on Form 10-Q.
We have entered into the Loan Agreement (as defined below) with Deutsche Bank (as defined below), and we may establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities would bear interest at floating rates at to-be-determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.
Off-Balance Sheet Arrangements
We expect to become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

Portfolio and Investment Activity
As of September 30, 2025, our portfolio based on fair value consisted of 91.0% first-lien debt investments, 6.0% second-lien debt investments, and 3.0% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 100.0% first-lien debt investments.

As of September 30, 2025 and December 31, 2024, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.5% and 11.0% respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.5% and 11.0%, respectively.

Our investment activity for the three months ended September 30, 2025 and from August 15, 2024 (Inception) through September 30, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended	From August 15, 2024 (Inception) through
($ in millions)	September 30, 2025	September 30, 2024(2)
Net funded investment activity
New gross commitments at par (1)	$126.4	$44.4
Net investments funded	131.4	27.7
Investments sold or repaid	23.8	—
Net funded investment activity	$107.6	$27.7

Gross commitments at par (1)
First-lien debt investments	$357.9	$44.4
Second-lien debt investments	33.3	—
Equity investments	10.6	—
Total gross commitments	$401.8	$44.4

Portfolio company activity
Portfolio companies, beginning of period	46	—
Number of new portfolio companies	13	11
Number of exited portfolio companies	3	—
Portfolio companies, end of period	56	11
Count of investments	56	11
Count of industries	29	8

New investment activity
Weighted average annual interest rate on new debt investments at par	9.91%	10.27%
Weighted average annual interest rate on new floating rate debt investments at par	9.53%	10.21%
Weighted average spread on new debt investments at par	5.67%	5.95%
(1)Gross commitments at par includes unfunded investment commitments.
(2)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through the fiscal quarter ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025		December 31, 2024(1)
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$290.9	$291.7	$103.3	$103.9
Second-lien debt investments	31.2	31.4	—	—
Equity and other investments	10.5	10.4	—	—
Total	$332.6	$333.5	$103.3	$103.9
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
We have no non-accrual investments as of September 30, 2025 and December 31, 2024.
The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024(1)
Weighted average interest rate of debt and income producing securities	10.0%	10.1%
Weighted average spread over reference rate of all floating rate investments	5.7%	6.0%
(1)Weighted average total portfolio yield at fair value was 10.49% at September 30, 2025.
(2)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
Asset Quality
The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the industry;
•attendance at, and participation in, board meetings; and
•review of monthly and quarterly financial statements and financial projections for portfolio companies.
As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:
•An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on investment performance and intensive quarterly asset reviews.
•An investment is rated 2 if it is performing as agreed, but, in the opinion of the Adviser, there may be concerns about the company’s operating performance or trends in the industry. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also researches any areas of concern with the objective of early intervention with the portfolio company.
•An investment will be assigned a rating of 3 if it is paying its obligations to us as agreed but a material covenant violation is expected. For these investments, in addition to monthly reports and quarterly asset reviews, the Adviser also adds the investment to its “watch list” and researches any areas of concern with the objective of early intervention with the portfolio company.
•An investment will be assigned a rating of 4 if a material covenant has been violated, but the company is making its scheduled payments on its obligations to us. For these investments, the Adviser generally prepares a bi-monthly asset review email and generally has monthly meetings with the portfolio company’s senior management. For investments where there have been material defaults, including bankruptcy filings, failures to achieve financial performance requirements or failure to maintain liquidity or loan-to-value requirements, the Adviser often will take immediate action to protect its position. These remedies may include negotiating for additional collateral, modifying investment terms or structure, or payment of amendment and waiver fees.
•A rating of 5 indicates an investment is in default on its interest and/or principal payments. For these investments, our Adviser reviews the investments on a bi-monthly basis and, where possible, pursues workouts that achieve an early resolution to avoid further deterioration of our investment. The Adviser retains legal counsel and takes actions to preserve our rights, which may include working with the portfolio company to have the default cured, to have the investment restructured or to have the investment repaid through a consensual workout.
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2025		December 31, 2024(1)
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$332.0	99.6%	$103.9	100.0%
2	1.5	0.4%	—	—
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$333.5	100.0%	$103.9	100.0%
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

Results of Operations
From August 15, 2024 (Inception) through September 30, 2024, we were focused on formation and private offering activities during our operation as the Ramp Vehicle. Given the Ramp Vehicles inception on August 15, 2024, the results of operations for the three and nine months ended September 30, 2025 and for the period from August 15, 2024 (Inception) through September 30, 2024 are not comparable and, accordingly, no comparisons are discussed.

Operating results for the three and nine months ended September 30, 2025 and for the period from August 15, 2024 (Inception) through September 30,2024, were as follows:

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
($ in millions)	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Total investment income	$8.1	$0.2	$17.3	$0.2
Less: Net expenses	1.2	0.4	1.5	0.4
Net investment income before income taxes	6.9	(0.1)	15.8	(0.1)
Less: Income taxes, including excise taxes	0.1	—	0.1	—
Net investment income	6.8	(0.1)	15.7	(0.1)
Net change in unrealized gains (losses)	0.1	0.1	0.4	0.1
Net increase (decrease) in net assets resulting from operations	$6.9	$(0.1)	$16.1	$(0.1)
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

Investment Income

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
($ in millions)	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Interest from investments	$7.2	$0.2	$15.0	$0.2
Paid-in-kind interest income	0.5	—	1.1	—
Other income	0.1	—	0.2	—
Interest from cash and cash equivalents	0.3	—	1.0	—
Total investment income	$8.1	$0.2	$17.3	$0.2
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
For the three and nine months ended September 30, 2025, total investment income was $8.1 million and $17.3 million, respectively, as a result of the growth in our investment portfolio. Additionally, we commenced operations and began investing activities August 15, 2024. As a result, year to date comparisons are not be comparable.
Expenses
Operating expenses for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
($ in millions)	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Management fees	$0.3	$—	$0.3	$—
Incentive fees on net investment income	0.3	—	0.3	—
Incentive fees on net capital gains (losses)	0.1	—	0.1	—
Organizational expense	0.9	0.2	0.9	0.2
Professional fees	0.6	0.1	0.8	0.1
Other general and administrative (2)	0.2	—	0.3	—
Expense support (See Note 3)	(1.3)	—	(1.3)	—
Net Expenses	$1.2	$0.4	$1.5	$0.4
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
(2)Amounts round to less than $0.1 million.

For the three and nine months ended September 30, 2025, total operating expenses was $1.2 million and $1.5 million, respectively. The balance was primarily attributable to organizational expense associated with formation of the Company. Additionally, we commenced operations and began investing activities August 15, 2024. As a result, year to date comparisons are not be comparable.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, we intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income.
For the three and nine months ended September 30, 2025, we recorded less than $0.1 million of U.S. federal excise tax and other taxes.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended	From August 15, 2024 (Inception) through	Nine Months Ended	From August 15, 2024 (Inception) through
($ in millions)	September 30, 2025	September 30, 2024(1)	September 30, 2025	September 30, 2024(1)
Net realized gains (losses) on investments	$0.0	$—	$0.0	$—
Net Realized Gains (Losses) (2)	$0.0	$0.0	$0.0	$0.0

Change in unrealized gains on investments	$1.4	$0.1	$1.9	$0.1
Change in unrealized (losses) on investments	(1.3)	(0.0)	(1.6)	(0.0)
Net Change in Unrealized Gains (Losses) on Investments	$0.1	$0.1	$0.3	$0.1

Net Change in Unrealized Gains (Losses)	$0.1	$0.1	$0.3	$0.1
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
(2)Amounts round to less than $0.1 million.
For the three and nine months ended September 30, 2025, we had net realized gains on investments of less than $0.0 million.
For the three and nine months ended September 30, 2025, we had net unrealized gains (losses) on investments of $0.1 million and $0.3 million, respectively.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our Credit Facilities, and cash flows from operations. The primary uses of our cash and cash equivalents are:
•investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;
•the cost of operations (including paying our Adviser);
•debt service, repayment, and other financing costs; and

•cash dividends to the holders of our shares.
We intend to generate cash primarily from cash flows from operations, future borrowings and offerings of our shares. We may from time to time enter into additional debt facilities, increase the size of existing facilities or issue debt securities. Any such occurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2025, our asset coverage ratio was 667.6%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our SPV Credit Facility to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of September 30, 2025 taken together with cash available under the SPV Credit Facility, and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had approximately $150.0 million of availability under the SPV Credit Facility, subject to asset coverage limitations.
As of September 30, 2025, we had $42.3 million in cash and cash equivalents. For the nine months ended September 30, 2025, cash used in operating activities was $192.3 million, primarily attributable to purchases and originations of investments of $266.6 million which was offset by repayments and proceeds from investments of $35.1 million. Cash provided by financing activities was $187.0 million during the period due to proceeds from capital calls from investors in the Ramp Vehicle.
Equity
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. Prior to our election to be regulated as a BDC and during our operations as the Ramp Vehicle, we sold interests to investors in the Ramp Vehicle based on such investors’ capital commitments to the Ramp Vehicle. As of September 30, 2025, we had received Capital Commitments totaling $354.7 million ($18.1 million remaining undrawn).
On September 2, 2025 we issued 17,146,374 shares with a value of $342.9 million.
Debt
On September 19, 2025, (the “Effective Date”), we entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), our wholly owned subsidiary, as borrower, us, as equityholder and servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support our investment and operational activities. The SPV Credit Facility has a committed loan amount of $150 million and uncommitted loan amount of $150 million. Borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028. CL SPV will pay unused commitment fees of on any day (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.

For further details, see “Note 6 - Debt” to our consolidated financial statements included in this Report.
Our debt obligations consisted of the following as of September 30, 2025:

	September 30, 2025
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Credit Facility	$150.0	$—	$150.0	$—
Total Debt	$150.0	$—	$150.0	$—
(1)The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility.
The SPV Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.
As of September 30, 2025, we were in compliance with the terms of our debt arrangements. We intend to continue to utilize the SPV Credit Facility to fund investments and for other general corporate purposes.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2025 and December 31, 2024 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2025	December 31,2024(3)
A&J Holdco, LLC - Delayed Draw & Revolver	$3.7	$—
Aeritek Global Holdings, LLC - Revolver	0.7	—
Afore Insurance Services, LLC - Delayed Draw & Revolver	1.7	3.3
Alcrete, LLC - Delayed Draw & Revolver	3.0	—
Align ENTA Management Services, LLC - Delayed Draw & Revolver	1.8	3.2
Ark Data Centers, LLC - Delayed Draw & Revolver	2.2	3.0
Attigo Health, LLC - Revolver	0.6	—
Best Practice Associates, LLC - Revolver	0.6	0.6
BSU VS Holdings, LLC - Delayed Draw	1.5	—
By Light Professional IT Services, LLC - Revolver	0.4	—
Chirisa Volo, LLC - Delayed Draw	0.2	6.1
Crete PA Holdco, LLC - Delayed Draw & Revolver	1.1	1.7
CX Institutional, LLC - Delayed Draw	0.2	0.7
Galaxy Helios I, LLC - Delayed Draw	9.7	—
Gas Media Holdings, LLC - Delayed Draw & Revolver	2.3	—
IXOPay, Inc. - Delayed Draw & Revolver	3.5	—
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1.8	—
Jitterbit, Inc. - Revolver	0.1	0.2
Kelso Industries, LLC - Delayed Draw	1.0	2.7
Mist Holding Co. - Delayed Draw & Revolver	4.7	4.5
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1.6	1.6
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	0.8	—
OPLTD Glenwillow, LLC - Delayed Draw	0.6	1.3
Payrange, LLC - Revolver	0.6	0.6
PT&C Group, LLC - Delayed Draw & Revolver	1.0	2.2
SDG Mgmt Company, LLC - Delayed Draw & Revolver	4.8	10.1
Sensei Holdco, LLC - Delayed Draw & Revolver	2.9	—
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3.8	—
The Marlowe Apartments, LLC - Delayed Draw	1.1	—
TickPick Intermediate Holdings, LLC - Revolver	0.2	0.2
TMC Buyer, Inc. - Delayed Draw	0.2	0.4
Top Rx, LLC - Revolver	0.9	1.1
US Signal Company, LLC - Delayed Draw & Revolver	0.6	1.1
WHI Global, LLC - Revolver	0.3	—
Willow Breeze, LLC - Delayed Draw	0.2	1.5
Total Portfolio Company Commitments(1)(2)	$60.6	$50.5
(1)Represents the full amount of our commitments to fund investments on such date. Commitments may be subject to limitations on borrowings set forth in the agreements between us and the applicable portfolio company. As a result, portfolio companies may not be eligible to borrow the full commitment amount on such date.
(2)Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(3)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Vehicle, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

Other Commitments and Contingencies
As of September 30, 2025, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.
Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator or its affiliates for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, and the fees and expenses associated with performing compliance functions. Such reimbursable amounts include the allocable portion of the compensation of our Chief Financial Officer and other professionals who provide operational and administrative services to us pursuant to the Administration Agreement. We reimburse the Administrator (or its affiliates) for the allocable portion of the compensation paid by the Administrator (or its affiliates) to such individuals based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs. We may also reimburse the Administrator or its affiliates for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable thereto. The Administrator also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.
Contractual Obligations
As of September 30, 2025 there were no contractual payment obligations.
Distributions
We intend to elect to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, among other things, we generally must distribute dividends to our shareholders in respect of each taxable year of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses (“investment company taxable income”), determined without regard to any deduction for dividends paid. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute dividends to our shareholders in respect of each calendar year of an amount at least equal to the sum of: (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for such calendar year; (2) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of such calendar year; and (3) any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax.
We will distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.
We have adopted a dividend reinvestment plan, pursuant to which shareholders will have their cash dividends and distributions automatically reinvested in additional shares, rather than receiving cash dividends and distributions. Although distributions paid in the form of additional shares will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in a dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. For the avoidance of doubt, a shareholder’s distribution will either be paid by reinvesting such distribution in additional Shares pursuant to the dividend reinvestment plan, or in cash, depending on such shareholder’s election under the dividend reinvestment plan.

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Support and Reimbursement Agreement.
Additionally, we and the Adviser have received an exemptive order from the SEC that permits us and certain of our affiliates, subject to certain terms and conditions, to co-invest with other funds managed by the Adviser and its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if the Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other funds, subject to compliance with any exemptive relief, applicable regulations and regulatory guidance, and applicable allocation procedures.
New Advisory Agreement
On September 5, 2025, the Adviser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rithm Capital Corporation and certain of its affiliates (“Rithm”), pursuant to which Rithm will acquire the Adviser and certain of its affiliated entities (the “Transaction”). Following the closing of the Transaction, the Adviser will be owned by Rithm, subject to certain profit sharing and earnout arrangements with the Adviser’s senior employees. Although the ownership of the Adviser will change as a result of the Transaction, there are expected to be no changes to the investment advisory services performed by the Adviser for us as a result of the Transaction. The Adviser’s current management team is expected to continue to determine the investment strategies and policies of the Adviser following the consummation of the Transaction. In addition, our investment objective, investment strategies, and investment portfolio are not expected to change as a result of the Transaction.
Pursuant to Section 15 of the 1940 Act, the Transaction will be deemed to result in a change of control of the Adviser, resulting in the termination of the Investment Advisory Agreement in accordance with its terms. In anticipation of the automatic termination of the Investment Advisory Agreement upon the closing of the Transaction, the Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”), voted to approve a new investment advisory agreement (the "New Investment Advisory Agreement") by and between us the Adviser, subject to shareholder approval. The New Investment Advisory Agreement is identical to the current Investment Advisory Agreement, including with respect to the Management Fee and Incentive Fee payable by us to the Adviser, except that the initial term will begin upon the execution of the New Investment Advisory Agreement. Subject to approval by our shareholders, the New Investment Advisory Agreement will take effect upon the closing of the Transaction, which is expected to close in the fourth quarter of 2025.
The closing of the Transaction is subject to the satisfaction or waiver of various conditions, as set forth in the Purchase Agreement, including obtaining specified regulatory approvals and attaining certain advisory client consent thresholds. We held a special meeting of shareholders on November 21, 2025, at which time the shareholders approved the New Investment Advisory Agreement.
Expense Support Agreement
We have entered into an expense support and reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser has agreed to pay certain expenses on our behalf, including our organizational and offering costs (each, an “Expense Payment”). The Adviser is eligible to be reimbursed by us for such Expense Payments (a “Reimbursement Payment”) as described below.
The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether we exceed an annual expense cap equal to a percentage of our NAV (the “Annual Expense Cap”). For example, if the Annual Expense Cap in place was 1.35%, and we incurred expenses equivalent to 1.35% plus 25 basis points of our NAV during a given quarter, the Adviser would make an Expense Payment equivalent to the 25 basis points. In addition, if we incur expenses equivalent of 1.35% less 25 basis points in a given quarter, we would have the obligation to reimburse the Adviser up to 25 basis points of our NAV to the extent it does not exceed the total amount of reimbursable expenses due to the Adviser. The calculation of the Annual Expense Cap will be appropriately pro rated for our initial period of operations. See Note 3–Agreements and Related Party Transactions in this Quarterly Report on Form 10-Q for further details on the Expense Support Agreement.

Critical Accounting Estimates
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Investment Valuation
Our assets are valued on a quarterly basis, or more frequently if required under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our valuation designee (the “Valuation Designee”) to determine the fair value of our investments that do not have readily available market quotations. Pursuant to our valuation policy approved by the Board, a valuation committee comprised of employees of the Adviser (the “Valuation Committee”) is responsible for determining the fair value of our assets for which market quotations are not readily available, subject to the oversight of the Board.
Investments for which market quotations are readily available are typically valued at those market quotations. Market quotations are obtained from independent pricing services where available. Generally, investments marked in this manner will be marked at the mean of the bid and ask of the quotes obtained. To validate market quotations, the Valuation Designee utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.
With respect to investments for which market quotations are not readily available, the Valuation Designee, or an independent third-party valuation firm engaged by the Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Uncertainty with respect to, among other things, fluctuating interest rates, inflationary pressures, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in the Middle East, and the failure of major financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below.
Valuation Risk
We invest primarily in illiquid debt and equity securities of private companies. Most of our investments do not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser, as the Valuation Designee, in accordance with our valuation policy subject to the oversight of the Board and, based on, among other things, the input of the independent third-party valuation firms engaged at the direction of the Valuation Designee. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing internals between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we may fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income also will be affected by fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve decreased interest rates by 0.25% in September and October 2025, and previously held interest rates steady in the first and second quarters of 2025. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a prolonged reduction in interest rates would reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR or other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.
As of September 30, 2025, 90.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 84.0% of these subject to interest rate floors. Our credit facilities also bear interest at floating rates.
Assuming that our Balance Sheet as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$8.9	$—	$8.9
Up 200 basis points	5.9	—	5.9
Up 100 basis points	3.0	—	3.0
Down 100 basis points	(2.9)	—	(2.9)
Down 200 basis points	(5.6)	—	(5.6)
Down 300 basis points	(8.0)	—	(8.0)
This analysis reflects sensitivity to interest rate fluctuations but does not incorporate possible changes in the credit market, differences in credit quality, portfolio size and composition, or other business developments that could affect net income. As a result, actual outcomes may be different from those described in the analysis above.
In the future, we may employ various hedging instruments—including additional interest rate swaps, futures, options, and forward contracts—to manage interest rate fluctuations. Although these hedging strategies are intended to reduce exposure to adverse movements in interest rates, certain transactions, such as interest rate swap agreements, may also restrict our ability to realize potential benefits from favorable changes in interest rates related to our portfolio investments
ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
As of September 30, 2025, we conducted an evaluation under the supervision and participation of our management team, including the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rule 13a-15 of the Exchange Act. Following this evaluation, both the Chief Executive Officer and the Chief Financial Officer have determined that our current disclosure controls and procedures effectively alert them in a timely manner about material information related to the Company that is required for disclosure in our reports filed or submitted under the Exchange Act.
(b)Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, our consolidated subsidiaries, nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our consolidated subsidiaries, or the Adviser. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Additionally, our business is subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such legal proceedings cannot be predicted with certainty, we do not expect that these proceedings would have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed under Item 1A in our Registration Statement on Form 10 (File No. 000-56777) (the “Registration Statement”). For a further discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Registration Statement, which is accessible on the SEC’s website at sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Prior to the BDC Election Date, we exchanged 17,146,374 shares to the shareholders of the Ramp Vehicle for a total value of $342.9 million, and received $354.7 million in capital commitments. Of the $354.7 million in total capital commitments, we called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in capital commitments of shareholders in the Ramp Vehicle. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended.
Between the BDC Election Date and September 30, 2025, we did not call capital and as a result did not issue shares. Accordingly, there were no unregistered sales of our equity securities during the quarter ended September 30, 2025.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)None.
(c)For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Number	Exhibit
3.1	Certificate of Amendment to the Certificate of Formation, dated April 14, 2025(1)
3.2	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2025(2)
4.1	Form of Subscription Agreement(2)
4.2	Distribution Reinvestment Plan(2)
10.1	Investment Advisory and Management Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.2	Administration Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.3	Expense Support and Reimbursement Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.4	Trademark License Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.5	Amended and Restated Custody Agreement, dated as of September 18, 2025, by and between the Company and State Street Bank and Trust Company(2)
10.6	Transfer Agency and Service Agreement, dated as of July 31, 2025, by and between Crestline Lending Solutions, LLC and State Street Bank and Trust Company(2)
10.7
Loan Financing and Servicing Agreement, dated as of September 19, 2025, by and among CL LSF SPV I, LLC, as borrower, Crestline Lending Solutions, LLC, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto(2)

10.8	Sale and Contribution Agreement, dated as of September 19, 2025, by and among Crestline Lending Solutions, LLC, as seller, and CL LSF SPV I, LLC, as borrower(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
(1)Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on August 29, 2025.
(2)Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on November 4, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crestline Lending Solutions, LLC

Date: November 28, 2025	By:	/s/ Chris Semple
Chris Semple
Chief Executive Officer
(Principal Executive Officer)

Date: November 28, 2025	By:	/s/ Camille Sassman
Camille Sassman
Chief Financial Officer
(Principal Financial Officer)