Form 10-K
period 2025-12-31
Crestline Lending Solutions, LLC
filed 2026-03-17
CIK 2035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-56777

Crestline Lending Solutions, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-3640580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Main Street, Suite 2100 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (817) 339-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Liability Company Interests
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the registrant’s units of limited liability company interests. The registrant had 17,464,889 units of limited liability company interests outstanding as of March 17, 2026.

Crestline Lending Solutions, LLC
Index to Annual Report on Form 10-K for
Year Ended December 31, 2025

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
•actual and potential conflicts of interest with Crestline Management, L.P., our investment adviser, and its affiliates;
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
•our ability to qualify and maintain our qualification as a regulated investment company for U.S. federal income tax purposes and operate as a business development company;
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

PART I
ITEM 1. BUSINESS
General
Crestline Lending Solutions, LLC (the “Company”) is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle") On September 2, 2025, we elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) (the “BDC Election Date”). The initial shareholders of the Ramp Vehicle approved, among other things, the Company’s election to be regulated as a BDC under the 1940 Act, the investment advisory agreement between the Company and the Adviser, the persons elected to the Board of Directors of the Company (the “Board”) and an asset coverage ratio of 150%. In addition, we intend to elect to be treated as a registered investment company (“RIC”) under subchapter M of the Code. Until our election to be treated as a RIC, the Ramp Vehicle was classified as a partnership for U.S. federal income tax purposes.
Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation by targeting investments that we believe have favorable risk-adjusted returns and the ability to generate price appreciation. We will invest in senior secured debt, while also taking advantage of investments in other parts of the capital structure, including second-lien loans, mezzanine or more junior loans, as well as equity investments, including equity co-investments. See Item 1A. Risk Factors—Risks Relating to Our Investments. We intend to invest primarily in lower and core middle market companies located in the United States, with between $10 million and $75 million in annual earnings before interest, taxes, depreciation and amortization (“EBITDA”). While we will seek to achieve the targets described above, the composition of our investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities.
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose units of limited liability company interests (the “Shares”) are not listed for trading on a stock exchange or other securities market. Prior to the BDC Election Date, the Ramp Vehicle operated as a private fund in reliance on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. During our operations as the Ramp Vehicle, we purchased assets with initial subscription proceeds from the initial members of the Ramp Vehicle. Prior to the BDC Election Date, we issued 17,146,374 Shares to the shareholders of the Ramp Vehicle for a total of $342.9 million and received $354.7 million in Capital Commitments (as defined below) from 46 investors. Of the $354.7 million in total Capital Commitments, we called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in capital commitments of shareholders in the Ramp Vehicle. As of December 31, 2025, we have $49.5 million in total Capital Commitments from 59 investors and have not called capital since the BDC Election Date.
The Adviser
We are externally managed by Crestline Management, L.P. (the "Adviser" or "Crestline"). Subject to the overall supervision of our Board, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the Investment Advisory Agreement (as defined below).
The Adviser was formed in 1997 and has been registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) with the SEC since 2002. The Adviser has provided a capital commitment to us in connection with our formation, and we are required to obtain shareholder consent to divest of such commitment. Crestline’s formative team members have been investing together for approximately 15 years. Crestline and its affiliates specialize in credit and opportunistic investments, seeking to provide risk-adjusted returns using Crestline’s credit expertise and experience to pursue value creation. Crestline’s experience across the credit spectrum provides the Company with the ability to pursue what it believes to be attractive opportunities regardless of the market cycle. As of December 31, 2025, Crestline and its affiliates manage approximately $19.9 billion across multiple funds and accounts, including over $7.9 billion in alternative credit strategies.
On September 5, 2025, the Adviser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rithm Capital Corporation and certain of its affiliates (“Rithm”), pursuant to which Rithm acquired the Adviser and certain of its affiliated entities (the “Transaction”). Following the closing of the Transaction on December 1, 2025, Rithm became the owner of the Adviser. Although the ownership of the Adviser changed as a result of the Transaction, there are expected to be no changes to the investment advisory services performed by the Adviser for us as a result of the Transaction. The Adviser’s current management team is expected to continue to determine the investment strategies and policies of the

Adviser following the closing of the Transaction. In addition, our investment objective, investment strategies, and investment portfolio did not change as a result of the Transaction.
Pursuant to Section 15 of the 1940 Act, the Transaction was deemed to result in a change of control of the Adviser, resulting in the termination of the Investment Advisory Agreement dated September 2, 2025 (the “Prior Investment Advisory Agreement”), in accordance with its terms. In anticipation of the automatic termination of the Investment Advisory Agreement upon the closing of the Transaction, on October 22, 2025 the Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”), voted to approve a new investment advisory agreement (the "Investment Advisory Agreement") by and between us and the Adviser, subject to shareholder approval. The Investment Advisory Agreement is identical to the Prior Investment Advisory Agreement, including with respect to the management fee and incentive fees payable by us to the Adviser, except that the initial term began upon the execution of the Investment Advisory Agreement. Our shareholders approved the Investment Advisory Agreement on November 21, 2025, and the Investment Advisory Agreement took effect upon the closing of the Transaction on December 1, 2025.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement, we pay the Adviser a base management fee and an incentive fee for its services. The cost of both the base management fee and the incentive fee will ultimately be borne by our shareholders. The base management fee is calculated at a rate based on the value of our net assets at our most recently published net asset value. For the initial period of our operations from the BDC Election Date through the end of the fiscal quarter ended September 30, 2025, the base management fee was calculated based on the net asset value of the Ramp Vehicle as of the BDC Election Date. See Item 1A. Risk Factors—Risks Relating to our Business and Structure—Our management and incentive fees may induce the Adviser to incur additional leverage.
Certain of our debt investments may contain provisions providing for the payment of PIK interest. Such PIK interest would increase the amount of our assets under management and cause such investment to accrue interest on a higher loan balance, increasing the amount of the base management fee and incentive fee based on income payable to the Adviser. See Item 1A. Risk Factors—Risks Relating to Our Business and Structure—PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable to our Adviser.

Base Management Fee	Net Assets as of Most Recently Completed Quarter
0.1125% (1.35% annualized)	Less than or equal to $150.0 million
0.0917% (1.10% annualized)	Greater than $150.0 million but less than or equal to $300.0 million
0.0823% (0.9875% annualized)	Greater than $300.0 million but less than or equal to $500.0 million
0.071% (0.85% annualized)	Greater than $500.0 million
The base management fee is payable quarterly in arrears. Base management fees for any partial month or quarter will be appropriately pro-rated.
For each fiscal quarter in the period ended December 31, 2025, management fees were calculated at an annualized rate of 0.9875% based on the applicable net asset value.
For the year ended December 31, 2025, management fees were $1.1 million.
The incentive fee consists of two parts; an incentive fee based on income and an incentive fee based on capital gains, which are described in more detail below.
Incentive Fee Based on Income
The first part, the income incentive fee, is calculated and payable quarterly in arrears and equals 12.5% of our Pre-Incentive Fee Net Investment Income (as defined below) for each calendar quarter, subject to a 5.0% annualized hurdle rate, with a catch-up.
The second part, the capital gains fee, is calculated and payable at the end of each calendar year in arrears as 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).

Pre-Incentive Fee Net Investment Income means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during each calendar quarter, minus our operating expenses for such quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and distributions paid on any issued and outstanding debt or preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as market or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. The Adviser is not under any obligation to reimburse us for any part of the income based fees it receives that are based on accrued income that we never actually receive. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income will be compared to a “Hurdle Amount” equal to the product of (i) the “hurdle rate” of 1.25% per quarter (5% annualized) and (ii) the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter.
We will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
▪No incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);
▪100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
▪12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases by the Company during the relevant quarter. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.
Incentive Fee Based on Capital Gains
The second part of the incentive fee is a capital gains incentive fee that will be determined and payable in arrears in at the end of each fiscal year, and equals:
▪12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
Indemnity
Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, and any person controlling or controlled by the Adviser is not liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting material breaches of the Investment Advisory Agreement, violations of applicable federal and state securities laws, and acts constituting fraud, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement.
In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to material breaches of the Investment Advisory Agreement, violations of applicable federal and state securities laws, fraud, gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. United States federal and state securities laws may impose liability under certain circumstances on persons who act in good faith. Nothing in the Investment Advisory Agreement constitutes a waiver or limitation of any rights that the Company may have under any applicable federal or state securities laws.
The Investment Team
The Adviser’s opportunistic and direct lending team (the “Investment Team”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. As of December 31, 2025, the Investment Team was comprised of over 50 investment professionals, who are responsible for sourcing, screening and asset managing the investments for the Adviser’s direct lending and opportunistic strategy. The Company also expects to benefit from dedicated accounting professionals and support personnel of the Adviser, including individuals with expertise in risk management, tax, information technology and compliance. Although these individuals may have additional responsibilities other than those relating to the Company, these employees generally allocate the majority of their time in support of the Adviser’s business and the Company’s investment objective as a whole.
The Adviser has an investment committee (the “Investment Committee”) that is responsible for approving all of our investments. The extensive experience of the investment professionals serving on our investment committee includes expertise in direct lending, growth capital, asset backed, private equity, distressed, and liquid credit. This broad situational expertise and industry specialization provides a range of perspectives in the evaluation of each investment opportunity.
Members of the Investment Team are aligned into specific sub-teams, or “pods.” Each pod focuses on industries with two primary characteristics: (i) high levels of recurring revenue and/or (ii) multiple independent pools of value. These pods support critical phases of the investment process such as sourcing and due diligence. Each pod is led by a senior member of the team, and is typically comprised of multiple investment professionals. Team members may be a part of more than one pod to prevent silos and enhance communication. However, the number of pods one person belongs to is controlled to retain industry expertise. Over time, Crestline will continue to expand staffing and the number of pods as additional sectors with these characteristics are identified.
Administration Agreement
Under the Administration Agreement (as amended and restated, the “Administration Agreement”) between the Company and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for us to operate, and we have agreed to reimburse the Administrator for the allocable portion of our overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, the allocable portion of the costs of compensation and related expenses of our Chief Financial Officer, Chief Compliance Officer and their respective staffs. The Administrator has engaged a third-party sub-administrator to assist in the provision of our administrative services. Pursuant to the Administration Agreement, the Administrator has agreed to oversee our public reporting requirements and tax reporting and monitor our expenses and the performance of professional services rendered to us by others. Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, and is subject to oversight by the Board.

Unless earlier terminated as described below, both the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from their effective date on December 1, 2025 and will remain in effect from year to year thereafter if, (A) in the case of the Investment Advisory Agreement, it is approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our Independent Directors; and (B) in the case of the Administration Agreement, if approved annually by the Board. The Investment Advisory Agreement and the Administration Agreement will automatically terminate in the event of their assignment. Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support and reimbursement agreement (the “Expense Support and Reimbursement Agreement”) with the Adviser. Pursuant to the Expense Support and Reimbursement Agreement, the Adviser has agreed to pay certain expenses on our behalf, including our organizational and offering costs (each, an “Expense Payment”). The Adviser is eligible to be reimbursed by us for such Expense Payments (a “Reimbursement Payment”) as described below.
The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether we exceed an annual expense cap equal to a percentage of our NAV (the “Annual Expense Cap”). For example, if the Annual Expense Cap in place was 1.35%, and we incurred expenses equivalent to 1.35% plus 25 basis points of our NAV during a given quarter, the Adviser would make an Expense Payment equivalent to the 25 basis points. In addition, if we incur expenses equivalent of 1.35% less 25 basis points in a given quarter, we would have the obligation to reimburse the Adviser up to 25 basis points of our NAV to the extent it does not exceed the total amount of reimbursable expenses due to the Adviser. The calculation of the Annual Expense Cap has been appropriately pro rated for our initial period of operations.
The Annual Expense Cap rates applicable based on our NAV are set forth below:

Expense Cap	NAV
0.5% (2.00% annualized)	Less than or equal to $150.0 million
0.4375% (1.75% annualized)	Greater than $150.0 million but less than or equal to $200.0 million
0.375% (1.50% annualized)	Greater than $200.0 million but less than or equal to $250.0 million
0.3375% (1.35% annualized)	Greater than $250.0 million but less than or equal to $300.0 million
0.3125% (1.25% annualized)	Greater than $300.0 million but less than or equal to $350.0 million
0.2875% (1.15% annualized)	Greater than $350.0 million but less than or equal to $400.0 million
0.25% (1.00% annualized)	Greater than $400.0 million

For the period ending December 31, 2025, the annualized Expense Cap rate was 1.25% based on our NAV for the same period of $340.6 million.
The Annual Expense Cap and the obligation for the Adviser to make an Expense Payment, or the Company to make a Reimbursement Payment, does not include certain expenses, including:
(i)any cost of debt, including fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, such as expenses for acquiring ratings related to such credit facilities and upfront or placement fees charged in connection with such credit facilities;
(ii)management and incentive fees payable by the Company to the Adviser pursuant to the Investment Advisory Agreement;
(iii)any distribution and shareholder servicing fees should the Company elect to offer multiple classes of shares, and any fees or expenses incurred in connection with the regulatory review of such fee arrangements;
(iv)taxes paid by the Company or any of its subsidiaries; and
(v)extraordinary expenses resulting from events or transactions outside the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses, and expenses incurred in connection with holding and/or soliciting proxies for any meetings of the Company’s shareholders.

We shall make such Reimbursement Payments, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.
In addition to the foregoing, the Adviser may elect to exclude other expenses from the Annual Expense Cap reasonably at its discretion in good faith. In the event that the Company’s shareholders elect to wind-down the Company’s operations, the Expense Cap will be waived, unless the wind-down is the result of an uncured Key Person Event (as defined above), an act by the Adviser that constitutes a material breach of the Investment Advisory Agreement, an act of common law fraud, gross negligence (as defined under the laws of the State of Delaware), or a violation of applicable securities laws, which breach, act, or violation has a material adverse effect on the business of the Company or the ability of the Adviser to perform its duties under the Investment Advisory Agreement, or the criminal conviction of the Adviser of a violation of any antifraud provisions of laws relating to the financial services industry or of any other statute, regulation, or law involving intentional fraud, misappropriation, or embezzlement. In the event of a wind-down initiated by the Adviser, the Expense Cap will be waived once our NAV reaches less than $150.0 million.
The Private Offering
We are offering our Shares on a continuous basis (the “Private Offering”) pursuant to the terms set forth in subscription agreements that we enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”) and in the private placement memorandum that will be distributed to them. We have entered into such Subscription Agreements with “accredited investors” (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act) providing for the private placement of our Shares in reliance on exemptions from the registration requirements of the Securities Act and may enter into additional subscription agreements from time to time. Investors will be required to enter into capital commitment arrangements (each, a “Capital Commitment”) with us to purchase Shares, pursuant to which the investors will be required to fund drawdowns to purchase Shares up to the amount of their respective Capital Commitments each time we deliver a drawdown notice, which will be delivered at least 10 days prior to any subsequent funding date. The initial closing of a funding made pursuant to a drawdown notice is expected to occur after our election to be regulated as a BDC under the 1940 Act. Additional closings of the Private Offering are expected to occur quarterly, and we may conduct additional offerings of securities in the future in addition to the Private Offering.
Capital Calls
Investors are required to make capital contributions to purchase Shares at a specified time (subject to applicable cure periods) each time we deliver a drawdown notice (a “Capital Call”), which will be issued based on our anticipated investment activities and capital needs, in an aggregate amount not to exceed each investor's respective Capital Commitment to purchase Shares pursuant to a Subscription Agreement entered into with us.
With respect to any Capital Call, holders of Capital Commitments who entered into a Subscription Agreement with the Company earliest will be first required to purchase our Shares. All Capital Commitments from the earliest investor(s) must be called in totality before Capital Commitments from later subscribing investors is called. For purposes of determining which investors’ Capital Commitments will be subject to a Capital Call, all investors who entered into Subscription Agreements during a given quarter will be treated as if such investors subscribed at the same time, and will be considered as part of the same “tranche.” Investors must submit a Subscription Agreement within 15 days of the end of the applicable quarter to fall within that quarter’s tranche for purposes of any of Capital Calls, unless such deadline is waived. All Capital Commitments from the same quarterly tranche must be called before capital is called from investors in the following quarterly tranche. When calling capital from investors within the same quarterly tranche, capital will be called on a pro-rata basis.
The purchase price of the Shares for each Capital Call will be set at a per-share price that is at least equal to the net asset value (“NAV”) per share for the quarter in which capital is called, subject to the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the NAV per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses.
The Shares have not been registered under the Securities Act of 1933, as amended (the “1933 Act”), the securities laws of any other state or the securities laws of any other jurisdiction. Our Shares will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the 1933 Act. Our Shares constitute “restricted securities” under the 1933 Act and as such are subject to certain restrictions on transferability.

Term
Capital Commitments will be binding for two years after the date on which an investor enters into a Subscription Agreement (in each case, the “Commitment Period”). After two years, each investor will have the option to maintain all or a partial amount of their Capital Commitment, and as a result would maintain their earlier position in the Capital Call structure such that their commitments would be drawn earlier than later subscribing investors.
Following each investor’s Commitment Period, the investor in the Private Offering will be released from any further obligation to purchase additional Shares, except to the extent necessary to (a) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (b) complete transactions that, at the end of the Commitment Period, are committed or otherwise with respect to which the Adviser has made an affirmative determination that the Company should participate, subject to completion of “due diligence” procedures and negotiation of acceptable price and other terms (and which, for the avoidance of doubt, includes funding any revolving credit facility or delayed draw-term facility that has not been fully drawn at the end of the Commitment Period), (c) satisfy any outstanding obligations pursuant to any credit facility or other lending arrangement, guaranty or other similar obligation, (d) fund follow-on investments made in existing portfolio companies (and not new investments except for investments in additional securities of existing portfolio companies) that, in the aggregate, do not exceed 10% of total commitments, (e) fund obligations under any Company guarantee or indemnity made during the Commitment Period, (f) hedge currency, interest rate, market or other risk with respect to existing investments and/or (g) fund any defaulted commitments. Under normal market conditions, given the anticipated high volume of potential investments, including potential co-investment transactions under any future exemptive relief, the Company expects that all or substantially all capital will be drawn during the Commitment Period.
Key Person Event
A “Key Person Event” means that, within three (3) years of the Company’s election to be regulated as a BDC, one or more of Keith Williams, Chris Semple, and Doug Bratton (each, a “Key Person” and collectively, the “Key Persons”) has ceased to devote substantially all of their business time to the affairs of the Adviser and its affiliates, including the Company. If the Key Person Event involves one Key Person, the Adviser will provide notice within ten (10) days of the Key Person Event to the Company’s shareholders and will propose a replacement Key Person (the “Replacement”). The Replacement will serve as a Key Person unless greater than 50% of the Company’s outstanding Shares reject the Replacement. If the Replacement is rejected by greater than 50% of the Company’s outstanding Shares, the Company will continue its operations with the two remaining Key Persons.
If a Key Person Event involves two Key Persons, or one Key Person in the event that a Replacement was rejected by shareholders, the Adviser will provide notice within ten (10) days of the Key Person Event to the Company’s shareholders and will propose one or more Replacements, as applicable. If greater than 50% of the Company’s outstanding Shares reject such Replacement(s), such that the Company would continue its operations with only one remaining Key Person, the Company will take commercially reasonable efforts to wind-down its operations. For the avoidance of any doubt, any such Key Person Event shall not be deemed, in and of itself, to cause an assignment of the Investment Advisory Agreement for purposes of the 1940 Act.
Share Repurchase Program
We have commenced a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our outstanding Shares as of the close of the previous calendar quarter, generally using a purchase price equal to our NAV per share as of a recent date. However, we are not obligated to repurchase any Shares. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interests of our shareholders. As a result, share repurchases may not be available each quarter, shareholders may not be able to sell their Shares promptly or at a desired price, and an investment in our Shares is not suitable if an investor requires short-term liquidity.
Any repurchase offer presented to our shareholders will remain open for a minimum of 20 business days following the commencement of the repurchase offer. In the materials that we send to our shareholders regarding a repurchase offer, we will include the date on which the repurchase offer will expire. All tenders for repurchase requests must be received prior to the expiration of the repurchase offer in order to be valid.

Additionally, Shares that have not been outstanding for at least one year will be repurchased at 98% of the NAV per share as of the last calendar day of the applicable quarter.
We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under any financing arrangements. All Shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued Shares.
Distributions
We currently intend to pay regular quarterly distributions. However, any distributions we make will be at the sole discretion of our Board, who will consider factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Investment Process
Sourcing and Origination
Our origination strategy focuses on identifying all potential sources of deal flow within the lower and core middle markets in the United States. The Company’s financing is expected to be utilized for a variety of purposes, including to fund organic growth, acquisitions, recapitalizations, management buyouts and leveraged buyouts. Our origination approach is consistent across both the direct lending and opportunistic strategies. Having a single, cohesive team managing both strategies offers significant sourcing advantages by providing a comprehensive view across the risk and return spectrum.
This ultimately leads to a wider sourcing funnel as borrowers, or their representatives, recognize that we can provide multiple forms of capital. For example, we often source opportunities for both the direct lending and opportunistic strategy from the same origination source, such as a boutique investment bank. We believe this gives us access to less competitive opportunities that are not highly marketed.
The Company believes that well-performing assets tend to be sourced from industry specialists who identify companies within their areas of focus that have the investment attributes we seek, high levels of recurring revenue and/or multiple independent pools of value. As a result, members of the Investment Team are aligned into industry specific sub-teams or “pods”. These pods support critical phases of the investment process including sourcing and due diligence. Team members may be a part of more than one pod to prevent silos and enhance communication. However, the number of pods one person belongs to is controlled to retain industry expertise. Over time, Crestline will continue to expand staffing and the number of pods as additional sectors with these characteristics are identified.
The Company believes that this specialization of these industry-oriented pods make Crestline an attractive source of financing for middle market borrowers, as Crestline is able to efficiently screen through opportunities and, if justified, move them to the screening and due diligence phase of the investment process. This structure has also allowed Crestline to develop strong relationships with multiple sourcing channels, including private equity sponsors, boutique investment banks, brokers and portfolio companies. Crestline intends to continue direct engagement with portfolio companies through direct calling efforts, increasing the frequency of opportunities where Crestline can serve as a repeat lender.
In addition, Crestline has dedicated geographical sourcing team members, as well as regional sponsor and investment banking coverage. Crestline’s industry-specific direct sourcing efforts tend to generate a meaningful number of overall investment opportunities received and actual investment opportunities pursued. However, in addition to this industry-specific approach, having the option of more general investment banking coverage also provides the ability to focus on new industries.
We believe the combination of Crestline’s industry-specific model, generalist bank coverage and Crestline’s growing intrinsic base of existing portfolio companies create an effective and scalable sourcing platform for the Company.
Screening and Due Diligence
Across all strategies, the Adviser will adhere to a systematic, consistent, and rigorous investment screening and selection process with an emphasis on detailed fundamental analysis and due diligence. The process is designed to focus on identifying business, collateral and structural risks which could create investment impairment. The investment process will generally be segmented into (i) Quick Look, (ii) Preliminary Report, and (iii) Final Research Report stages:

The Quick Look serves as a brief description of the opportunity, the deal dynamic, and expected returns. At this early stage, we will determine whether the opportunity warrants further due diligence, thus moving the opportunity to the Preliminary Report stage.
When the opportunity reaches the Preliminary Report stage, the Adviser will complete multiple elements of additional research and diligence, which may include some or all of the following:
▪review investment materials (company information, historical financials, and models)
▪identify key risk factors, loan/investment repayment drivers and core areas of diligence;
▪utilize traditional valuation methodologies to start to triangulate value;
▪management and company calls or meetings;
▪formulation of core investment thesis;
▪identify potential exit alternatives; and
▪identify downside protection drivers.
After reaching the Final Research Report stage where we execute a term sheet/letter of intent, we pursue completion of due diligence and structuring, which may include some or all of the following:
▪style underwriting, including analysis of unit level economics, cost and growth drivers, customer and supplier dynamics, company position and competitive dynamics, cash flow profile and drivers, balance sheet strength, site visits and appropriate third-party diligence
▪asset level underwriting, including analysis of supply and demand, macro and micro market drivers, historical price fluctuations and causes, regulatory implications and exit alternatives;
▪comprehensive focus on downside protection and preservation of capital in all scenarios by identifying and quantifying sources of repayment;
▪prepare downside asset recovery and/or liquidation analysis;
▪leverage industry contacts and pursue “channel” checks to fully vet the investment opportunity and learn the hidden risks;
▪thoroughly assess and scrutinize management, including adequacy of financial controls and background checks;
▪verify the adequacy of the investment structure, tenor, call protection, and amortization/ability to de-risk;
▪focus structure and covenants to protect downside and mitigate key risks identified in diligence;
▪strong documentation resulting in the ability to exert leverage and prevent downside outcomes if something goes wrong;
▪regulatory and tax analysis; and
▪review for any potential inter-creditor or counter-party structural issues.
Research reports will be presented to our credit strategies Investment Committee to review the proposed investment(s). The Investment Committee has ultimate decision-making authority and accountability. Upon approval, the deal team has the authority to legally commit capital to the opportunity.
Asset Management & Surveillance
Post investment closing, Crestline takes a continuous and methodical approach to monitoring and portfolio management. This may include some or all of the following:

▪assessing financial information, key performance indicator analysis and management discussions
▪tracking actual performance to forecast;
▪performance meetings with management;
▪staying abreast of industry trends and dynamics; and
▪developing open dialogue with other lenders / investors to understand varying perspectives.
Through analyzing the information and discussions, we will conduct investment updates and portfolio reviews to monitor performance, current yield dynamics, exit opportunity and downside protection. Crestline will also monitor the investments to identify any situations where there may be deteriorating fundamentals or in the case of liquid investments, exit options.
Underperforming investments will be managed using a hands-on approach. Crestline’s team has extensive experience restructuring companies, replacing management teams, and evaluating and implementing strategies to improve company performance.
This robust sourcing, screening and due diligence process is designed to produce a highly selective portfolio. To illustrate, over the last five years the team has screened thousands of opportunities across numerous sourcing relationships and closed on <2% of those transactions, representing an expansive network but also tremendous underwriting discipline.
Types of Investments
Our investments are typically expected to have expected maturities between two and six years, however the actual maturity for each investment can be either shorter or longer depending on market conditions including but not limited to economic growth, merger and acquisition activity, the level and expected direction of interest rates and specific borrower dynamics. As previously stated, our investment strategy will heavily focus on investments that are senior in the capital structure, these may take multiple forms including but not limited to:
First-Lien Senior Secured Loans. The Company intends to obtain collateral from portfolio companies in support of the repayment of first lien senior secured loans. This collateral takes the form of first-priority liens on substantially all of the borrower's assets, including the equity interests of its domestic subsidiaries. The Company's first-lien senior secured loans may provide for loan amortization in the early years of a loan, with the majority of the amortization deferred until loan maturity, with the expectation, and often a contractual requirement, that the borrower will often pre-pay the loan from cash flows in excess of the scheduled amortization, which is known as an excess cash flow sweep. First-lien senior secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.
Unitranche Loans. The Company intends to obtain security interests in substantially all of the assets of these portfolio companies that will serve as collateral in support of the repayment of unitranche loans. This collateral takes the form of first-priority liens on substantially all of the borrower's assets, including the equity interests of its domestic subsidiaries. Unitranche loans typically provide for loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, with a contractual requirement for excess cash flow sweeps that reduce the average life of the loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. The Company's investments in unitranche senior loans may be in participations across the entire loan or through an agreement among lenders in participations in first-out term loans.
In addition to making senior loan investments, the Company may invest opportunistically in second-lien loans, unsecured debt, subordinated loans, “last-out” positions of unitranche loans (including fixed- and floating-rate instruments and instruments with PIK income) and equity-related securities made to middle market companies in which the Company may or may not also hold a corresponding senior loan investment. Below is a further description of such investments.
Second-Lien Loans. It is anticipated that, in connection with the Company’s investments in second-lien loans, the Company will obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of the portfolio company. The Company also considers a last-out position in a unitranche loan to be similar to a second-lien loan regarding the priority of payment of last-out positions.

Subordinated Loans. It is anticipated that, in connection with the Company’s investments in subordinated loans, the Company will structure unsecured subordinated loans that provide for high fixed interest rates with substantial current interest income and potentially equity participation or warrants that materially enhance the overall return of the security. The subordinated loans would typically have terms of 6 to 8 years. In some cases, subordinated debt may be collateralized by a subordinated lien on some or all of the assets of the borrower and may provide for some of the interest payable to be PIK.
Preferred Investments. The Company may make preferred investments in portfolio companies. These investments will be made if we believe there is attractive downside protection relative to the opportunity to achieve higher rates of return. Returns may come in the form of a fixed or floating of rate of interest that is either cash pay, PIK or a combination of the two. These investments may also offer capital appreciation through a conversion feature or via an equity participation.
Equity Interests. The Company may from time to time acquire smaller non-control interests in select companies. These investments may, but may not always, be made in portfolio companies where the Company has also made a new or existing debt or preferred investments. Such an equity investment may be in the form of common units, preferred interests, or holding company common or preferred equity interests. In addition, equity interests could be received in connection with an out-of-court restructuring of a portfolio company or a bankruptcy proceeding related thereto.
European Investments. Although the Company’s investment strategy primarily focuses on portfolio companies in the United States, the Company may also invest in companies in Europe. Crestline has a dedicated team based in London that is responsible for sourcing and due diligence. The Investment Team has developed a strong network from which they source unique opportunities, specifically within the Opportunistic Strategy. The Company generally intends to limit these investments to no more than 10% of our overall investment portfolio.
Real Estate Investments. The Company may make investments in private debt backed by commercial real estate, including investing in mortgage-related or asset-backed securities. The Company generally intends to limit these investments to no more than 10% of our overall investment portfolio.
Liquid Credit Investments. The Company may invest in liquid credit instruments, which may include liquid fixed-income securities (such as broadly syndicated loans), high-yield debt, and collateralized loan obligations. The Company generally intends to limit such investments to no more than 10% of our overall investment portfolio. The Company intends to use these investments to maintain liquidity for the share repurchase program and manage cash, while also seeking attractive investment returns.
Additionally, pending investment in the types of assets described above, the Company may invest in other liquid investments, such as, but not limited to, U.S. Treasury bills, commercial paper and short-term investment grade corporate bonds.
For investment types that the Company intends to limit to a certain percentage of its portfolio, there may be some circumstances in which such investments exceed anticipated thresholds. For example, this may occur if the value of a particular investment increases, or in circumstances where the Company has only partially funded an investment that subsequently is fully funded, or a follow-on investment is completed in such a company. In addition, the Company may be in-line with these limitations at the time it commits to an investment but be outside of these limitations at the time an investment is closed. In these and other unforeseen circumstances, the Company intends to retain flexibility to maintain or improve the investment while operating at or around anticipated thresholds.
Fair Value Measurements
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we will consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
▪Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.

▪Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
▪Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The fair value of any investments that are transferred between levels will be measured as of the beginning of the quarter in which the reclassification of the investment occurred. In addition to using the above inputs in investment valuations, we will apply the valuation policy approved by the Board, which is consistent with ASC 820. Under our valuation policy, we will evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we will subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.
Determination of Net Asset Value
On August 19, 2025, our Board designated the Adviser as our Valuation Designee pursuant to Rule 2a-5 under the 1940 Act. The Valuation Designee, subject to the oversight of our Board, will determine our NAV per share quarterly. The NAV per share is equal to the value of total assets minus liabilities divided by the total number of Shares outstanding at the date as of which the determination is made.
Investment transactions are recorded on the trade date. Realized gains or losses will be computed using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
As part of the valuation process, the Adviser, as our Valuation Designee, will take into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider whether the pricing indicated by the external event corroborates its valuation.

Each quarter, the Valuation Designee will undertake a multi-step valuation process, which includes, among other procedures, the following:

▪With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
▪With respect to investments for which market quotations are not readily available, our quarterly valuation process begins with each portfolio company or investment being initially valued by the respective Crestline team. Separately, an independent valuation firm engaged by the Valuation Designee will provide third party valuation consulting services with respect to our investments at least twice annually for all investments held in the portfolio for at least six months; and
▪Pursuant to Rule 2a-5, the Valuation Designee's valuation conclusions will be documented, finalized, then presented to the Board along with any reports required under Rule 2a-5.
Determinations in Connection with a Drawdown or Subsequent Closing
In connection with a drawdown or a subsequent closing, as applicable, subject to the oversight of our Board, the Valuation Designee, no later than 48 hours (excluding Sundays and holidays) prior to the drawdown date, will make the determination that we are not selling Shares at a price per share that is below its then-current NAV. The Valuation Designee will consider the following factors, among others, in making such determination:
•The NAV per share disclosed in the most recent periodic report we filed with the SEC;
•Our management’s assessment of whether any material change in the NAV per share has occurred (including through the realization of net gains on the sale of portfolio investments), or any material change in the fair value of portfolio investments has occurred, in each case, from the period beginning on the date of the most recently completed calendar quarter to the period ending 48 hours (excluding Sundays and holidays) prior to the drawdown date; and
•The magnitude of the difference between (i) a value that the Valuation Designee has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) NAV of the Shares, which is based upon the NAV of the Shares disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of the Shares since the date of the most recently disclosed NAV, and (ii) the offering price of the Shares in the proposed offering.
These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records that we are required to maintain under the 1940 Act.
Our primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
Subject to the Expense Support and Reimbursement Agreement (as defined below), we are responsible for all costs and expenses incurred in connection with the operations of the Company and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to:
▪organizational and offering expenses;
▪expenses incurred in valuing our assets and computing our NAV;
▪the costs and expenses of due diligence of potential investments, monitoring performance of our investments, serving as directors and officers of portfolio companies, providing managerial assistance to portfolio companies, enforcing our rights in respect of its investments and disposing of investments and expenses related to unsuccessful portfolio acquisition efforts (“Portfolio Investment Costs”);
▪expenses incurred by our Administrator or payable to third parties, including agents, consultants or other advisors, in monitoring financial, legal, regulatory, and compliance affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise related to, or associated with, evaluating and making investments;
▪interest payable on debt, if any, incurred to finance our investments and other fees and expenses related to our borrowings;
▪offerings of our Shares and other securities (including underwriting fees, other similar fees and commissions);
▪base management fees and incentive fees;
▪third party investor hosting and similar platforms and service providers;

▪administration fees;
▪transfer agent and custody fees and expenses;
▪federal and state registration fees;
▪U.S. federal, state and local taxes;
▪Independent Directors’ fees and expenses;
▪costs of preparing and filing reports or other documents required by the SEC or other regulators;
▪costs of any reports, proxy statements or other notices to shareholders, including printing costs;
▪the costs associated with individual or group shareholders;
▪our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
▪direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and
▪all other expenses incurred by us, the Adviser or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, office equipment, utilities and the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.
For the avoidance of doubt, except as explicitly set forth above, the Adviser is responsible for any compensation paid to its investment professionals for any investment advisory services provided to us under the Investment Advisory Agreement.
Capital Resources and Borrowings
We anticipate cash to be generated from the Private Offering and other future offerings of securities, and cash flows from operations, including interest earned from the temporary investment of cash in cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or Shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with any borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.
In normal course, we intend to manage our portfolio with at least a 200% asset coverage ratio. However, we may reduce our asset coverage ratio to 167.5% which would allow us to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the company. This additional flexibility will allow us to make investments intra-quarter that are to be funded by investor commitments that sit in our “entry queue.” This will benefit existing investors as we will be able to efficiently make new investments without deviating from our investment strategy by temporarily holding excess liquid credit investments that could introduce additional volatility into the portfolio or holding excess cash, that could dilute investor returns. The additional flexibility will also benefit subscribing investors as it will allow us to call capital from the “entry queue” more quickly. The amount of leverage that we employ at any particular time will depend on the Adviser and our Board’s assessments of market and other factors at the time of any proposed borrowing. See Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We will borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us.
We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.
Deutsche Bank Credit Facility
On September 19, 2025, we entered into a Loan Financing and Servicing Agreement with CL LSF SPV I, LLC (“CL SPV”), our wholly owned subsidiary, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto (the “Loan Agreement”). Under the Loan Agreement, the lenders have agreed to extend credit to CL SPV in an aggregate principal amount of up to $300 million (the “SPV Credit Facility”). The SPV Credit Facility is secured by all of the assets held by CL SPV, and we can transfer from time to time certain loans and debt securities that we have originated or acquired to CL SPV through a sale and contribution agreement. The period during which CL SPV may request drawdowns under the SPV Credit Facility (the “Revolving Period”) commenced on September 19, 2025 and will continue through September 19, 2028 unless there is an earlier termination or event of default. The SPV Credit Facility will mature on September 19, 2030, or earlier if CL SPV ceases to exist or an event of default occurs.
During the Revolving Period, borrowings under the SPV Credit Facility will bear interest at the applicable interest rate plus 1.95% per annum, and 2.10% per annum after the Revolving Period, subject to certain conditions. The applicable interest rate under the SPV Credit Facility is (i) the 3-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars; (ii) the 3-month term CORRA plus an adjustment with respect to any advances denominated in Canadian dollars; (iii) the 3-month Euro Interbank Offered Rate with respect to any advances denominated in Euros; (iv) the daily simple Sterling Overnight Index Average with respect to any other advances denominated in U.K. pound sterling plus an adjustment; and (v) the one-month term SOFR with respect to any other advances denominated in U.S. dollars.
Human Resource Capital
We do not currently have any employees and do not expect to have any employees. We depend on the investment expertise, skill and network of business contacts of the investment professionals of the Adviser who source, evaluate, negotiate and execute our investments in accordance with the terms of the Investment Advisory Agreement. Each officer of the Company is also an employee of the Adviser or its affiliates.
Non-Exchange Traded, Perpetual-Life BDC
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose Shares are intended to be sold on a continuous quarterly basis at a price equal to the BDC’s NAV per share as determined as of the end of each calendar quarter. In our perpetual-life structure, we may offer investors an opportunity to sell their Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any Shares in any particular quarter at our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. We currently do not intend to undertake a liquidity event, and we are not obligated by our Limited Liability Company Agreement or otherwise to effect a liquidity event at any time.
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to make long-term, private investments in businesses. We do not intend to list our Shares on a stock exchange and will not be publicly traded.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not “interested persons” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Additionally, we will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, we will generally be limited in our ability to invest in any portfolio company in which our Adviser or any of its affiliates currently has an investment or to make any co-investments with our Adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject our shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to qualify as a RIC for U.S. federal income tax purposes.
We generally are not able to issue and sell our Shares at a price below our NAV per Share. We may, however, sell our Shares, at a price below the then-current NAV of our Shares if our Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new Shares at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.
We expect that we and the Adviser will be periodically examined by the SEC for compliance with applicable federal securities laws.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
Managerial Assistance to Portfolio Companies
A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
We generally expect to call capital for investment purposes only at the time we identify an investment opportunity. Notwithstanding the foregoing, we expect to deploy all proceeds from each capital call for investment purposes within two years of calling such capital. Until such time as we invest the proceeds of such capital calls in portfolio companies and while new investments are pending, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we may not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. See Item 1A. Risk Factors—Risks Relating to Our Business and Structure.
The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” and thus are subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the common shareholders (one share, one vote); and (ii) preferred shareholders must have the right, as a class, to appoint directors to the board of directors.
Code of Ethics
We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our and the Adviser’s personnel in securities that may be purchased or sold by us.
Affiliated Transactions
We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the prior approval of the SEC. We expect to co-invest on a concurrent basis with our affiliates and affiliates of the Adviser, unless doing so would be impermissible under existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to us and our affiliates, and the allocation procedures of the Adviser. On November 14, 2025, we and certain of our affiliates were granted an order for co-investment exemptive relief by the SEC (the “Order”). The Order permits us to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when we co-invest with an affiliated entity (as defined in the exemptive application) in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if we dispose of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradable security. Pursuant to the Order, the Board oversees our participation in the co-investment program. As required by the Order, we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure our compliance with the conditions of the Order, and the Adviser and our Chief Compliance Officer will provide reporting to the Board.
Compliance Policies and Procedures
We and our Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Michelle Marcano-Johnson serves as our Chief Compliance Officer pursuant to an agreement between us and PINE Advisor Solutions.
Proxy Voting Policies and Procedures
For any applicable investments in our equity portfolio, we will delegate our proxy voting responsibility to our Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.
Privacy Principles
The Company looks to protect non-public personal data and provides a copy of its privacy policy to shareholders regardless of whether they are natural persons. The Company’s privacy policy summarized below is intended to be compliant with the federal and state regulations as applied to the Company.

From time to time non-public personal information of our shareholders may be collected as required for legitimate business purposes. The following are sources of information collected:
1.Subscription Agreements, investor questionnaires and other forms, which may include a shareholder’s name, address, social security number and personally identifiable financial information;
2.Account History, including information about a shareholder’s shares, such as capital contributions, share purchases and sales and distributions from the Company;
3.Transactions with the Company, including information the Company receives and maintains relating to securities transactions with and through the Company; and
4.Correspondence, written, telephonic or electronic, between shareholders and the Company, the Adviser, any of the Adviser’s affiliates or any of the Company’s service providers.
In addition to the sources listed above, the Company and the Adviser and its affiliates may also collect this information from their respective internet web sites, if applicable.
The Company may share all of the information that we collect, as described above, with our Adviser and its affiliates in order to service shareholder accounts or provide shareholders with information about other products and services offered by the Company or the Adviser or its affiliates that may be of interest to them.
In addition, the Company may disclose all of the information that it collects about shareholders to certain third parties who are not affiliated with the Company or the Adviser or its affiliates under one or more of the following circumstances:
1.As Authorized—if a shareholder requests or authorizes disclosure of the information.
2.As Required by Law—for example, to cooperate with regulators or law enforcement authorities.
3.As Permitted by Law—for example, sharing information with companies that maintain, process or service Company or shareholder accounts or financial products and services or who effect, administer or enforce Company or shareholder transactions is permitted. Among other activities, the Company and its Adviser and its affiliates may share information with persons acting in a representative or fiduciary capacity on the Company’s or a shareholder’s behalf. The Company believes that sharing of information for these purposes is essential to providing shareholders with necessary or useful services with respect to their accounts.
The Company and the Adviser and its affiliates restrict access to non-public personal information about shareholders internally to those of their respective employees and agents who need to know the information to enable them to provide services to the shareholders. The Company and the Adviser and its affiliates maintain physical, electronic and procedural safeguards to guard shareholder’s non-public personal information.
Emerging Growth Company
We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues equal or exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our Shares that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. In addition, we will take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Reporting Obligations
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Our annual reports on

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge by contacting the Adviser at: 201 Main Street, Suite 2100, Fort Worth, Texas 76102. Shareholders and the public may also view any materials we file with the SEC on the SEC’s website (http://www.sec.gov).
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in our Shares. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, which we refer to as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Registration Statement and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impacts shareholders. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.
Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of our Shares, which we refer to as “shareholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of shareholders subject to special treatment under the U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, certain former citizens and long-term residents of the United States, RICs, real estate investment trusts, personal holding companies, persons who acquire Shares in connection with the performance of services, U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. Such persons should consult with their own tax advisors as to the U.S. federal income tax consequences of an investment in the Shares, which may differ substantially from those described herein. This summary assumes that our shareholders hold our Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.
For purposes of this discussion, a “U.S. shareholder” is a beneficial owner of our Shares that is, for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election under applicable U.S. Treasury regulations to be treated as a “United States person”; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
For purposes of this discussion, a “Non-U.S. shareholder” is a beneficial owner of our Shares that is neither a U.S. shareholder nor a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.
If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds our Shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A shareholder that is a partnership holding our Shares, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of our Shares.

Tax matters are very complicated and the tax consequences to each shareholder of the ownership and disposition of our Shares will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of our Shares to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.
Conversion from a Partnership to Corporation
We elected to change our classification from a partnership to a corporation for U.S. federal income tax purposes. As a result, we were treated as if we (1) had transferred all of our assets, subject to our liabilities, to a newly formed corporation, in return for stock of such corporation, and (2) then distributed such stock to our partners in liquidation of their membership interests. This deemed contribution and liquidation was expected to be tax-free to our partners. However, as part of the conversion, we elected to recognize any built-in gains on our assets attributable to our corporate partners. The payment of any such corporate-level tax on built-in gains will be our expense and will reduce the amount available for distribution to shareholders.
Election to be Taxed as a RIC
Following our conversion to a corporation, we intend to elect to be treated, and intend to qualify annually, as a RIC under subchapter M of the Code. However, no assurance can be given that we will be able to maintain our RIC tax treatment. In order to qualify as a RIC for U.S. federal income tax purposes, we generally must, among other things:
•qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of shares, securities, or foreign currencies, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•distribute as dividends to our shareholders at least the sum of (i) 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year, and (ii) our tax exempt interest income (the “Annual Distribution Requirement”);
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
Taxation as a RIC
If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) as dividends to our shareholders. We will be subject to U.S. federal income tax imposed at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders.
In addition, we generally will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless we distribute (or are deemed to have timely distributed) dividends in a timely manner to our shareholders of an amount at least equal to the sum of (1) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year, (2) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year (unless an election is made by us to use our taxable year) and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”).
We may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the nondeductible 4% U.S. federal excise tax only on the amount by which we do not meet the Excise Tax Distribution Requirement. We generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on our earnings.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, over the course of one or more taxable years, we may for U.S. federal income tax purposes have aggregate taxable income that we are required to distribute and that is taxable to our shareholders even if such taxable income is greater than the net income we actually earn during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.
For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit our ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our shareholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Distribution Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our shareholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).
Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our shareholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on our distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or may cause us to be subject to the 4% nondeductible U.S. federal excise tax.
We may borrow funds and sell assets in order to make distributions to our shareholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our Shares or cash at the election of each shareholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our Shares will generally be equal to the amount of cash that could have been received instead of our Shares. See —Taxation of Shareholders below for a discussion of the tax consequences to shareholders upon receipt of such dividends.
Distributions we make to our shareholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
Failure to Qualify as a RIC
If we fail to qualify as a RIC and certain relief provisions are not satisfied, we would be subject to U.S. federal income tax on all of our taxable income imposed at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our shareholders. We would not be able to deduct distributions to our shareholders, nor would distributions to our shareholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. shareholders as ordinary dividend income to the extent of our current or accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, U.S. shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction, and non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to a reduced rate of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.
In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, and subsequently requalify as a RIC, we could be subject to U.S. federal income tax on any net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the five-taxable year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.
Our Investments — General
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.
We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income tax or the nondeductible 4% U.S. federal excise tax.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests. Furthermore, some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test.
To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be subject to U.S. federal income tax imposed at corporate rates on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.
Gain or loss recognized by us from warrants or other securities acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long we held a particular warrant or security.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.
If we acquire shares in a passive foreign investment company ("PFIC"), we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend to our shareholders. Provided that the PFIC agrees to provide us with adequate information regarding its annual results and other aspects of its operations, we can elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”). If we make a QEF election in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Distribution Requirement. See —Taxation as a RIC above.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. shareholders. A “U.S. shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and we must distribute such income to satisfy the Annual Distribution Requirement and will the income be taken into account for purposes of the Excise Tax Distribution Requirement.

Income inclusions from a QEF or CFC will be “good income” for purposes of the 90% Gross Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or CFC, as applicable, distributes such income to us in the same taxable year to which the income is included in our income.
Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax imposed at corporate rates on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.
The remainder of this discussion assumes that we qualify as a RIC for each taxable year.
Taxation of U.S. Shareholders
The following discussion only applies to U.S. shareholders. Prospective shareholders that are not U.S. shareholders should refer to —Taxation of Non-U.S. Shareholders below.
Distributions
Distributions by us (including distributions where shareholders can elect to receive cash or Shares) generally are taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our investment company taxable income will be taxable as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or Shares. To the extent that such distributions paid by us to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for reduced rates of U.S. federal income tax. In this regard, it is anticipated that our distributions generally will not be attributable to dividends received by us and, therefore, generally will not qualify for the reduced rates applicable to Qualifying Dividends.
Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to U.S. shareholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. shareholders (including individuals)), regardless of the U.S. shareholder’s holding period for his, her or its Shares and regardless of whether paid in cash or Shares. Distributions in excess of our earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. shareholder.
We may decide to retain some or all of our net capital gain for reinvestment, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, (i) we will pay U.S. federal income tax on the retained amount, (ii) each U.S. shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. shareholder, and (iii) the U.S. shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained net capital gains imposed at the regular corporate U.S. federal income tax rate, and because that rate is in excess of the maximum U.S. federal income tax rate currently payable by individuals (and other non-corporate U.S. shareholders) on long-term capital gains, the amount of tax that individuals (and other non-corporate U.S. shareholders) will be treated as having paid will exceed the tax they owe on the capital gain distribution. Such excess generally may be claimed as a credit against the U.S. shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds the U.S. shareholder’s U.S. federal income tax liability. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for his, her or its Shares. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, under certain circumstances, we may elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, U.S. shareholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. shareholders on December 31 of the calendar year in which the dividend was declared. If a shareholder purchases Shares shortly before the record date of a declared distribution, the price of the Shares will include the value of the distribution and the shareholder will be subject to U.S. federal income tax on the distribution even though it represents a return of its investment.
If we are a “publicly offered regulated investment company” (defined below), although we currently do not intend to do so, we will have the ability to declare a large portion of our dividend payable in our Shares. As long as at least 20% of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. For U.S. federal income tax purposes, the amount of the dividend paid in our Shares will generally be equal to the amount of cash that could have been received instead of our Shares. This may result in our U.S. shareholders having to pay tax on such dividends, even if no cash is received.
We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) our Shares and our preferred Shares collectively are held by at least 500 persons at all times during a taxable year, (ii) our Shares are treated as regularly traded on an established securities market or (iii) our Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company for all taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to our Adviser and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having received or accrued a dividend from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, and (iv) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.
Our U.S. shareholders will receive, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. shareholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions from us generally will be reported to the IRS (including the amount of any dividends that are Qualifying Dividends eligible for the reduced rates of U.S. federal income tax). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. shareholder’s particular situation.
Dispositions
A U.S. shareholder generally will recognize taxable gain or loss if the U.S. shareholder sells or otherwise disposes of his, her or its Shares. The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the Shares sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. shareholder has held his, her or its Shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of our Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such Shares. In addition, all or a portion of any loss recognized upon a disposition of our Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In this case, the tax basis of the Shares acquired will be adjusted to reflect the disallowed loss.
In general, non-corporate U.S. shareholders (including individuals) currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our Shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. shareholders (including individuals) incurring net capital losses (i.e., capital losses in excess of capital gains) for a taxable year generally may deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate U.S. shareholder (including an individual) in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate U.S. shareholders generally may not deduct any net capital losses for a taxable year, but may carry back such capital losses for three taxable years or carry forward such capital losses for five taxable years.
Medicare Tax on Net Investment Income
An additional 3.8% Medicare surtax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.
Tax Shelter Reporting Regulations
Under applicable Treasury regulations, if a U.S. shareholder recognizes a loss with respect to our Shares of $2 million or more for a non-corporate U.S. shareholder or $10 million or more for a corporate U.S. shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. shareholders should consult their own tax advisers to determine the applicability of these Treasury regulations in light of their individual circumstances.
Backup Withholding
The relevant withholding agent may be required to withhold U.S. federal income tax (“backup withholding”), at a current rate of 24%, from any taxable distribution to a U.S. shareholder (other than a “C” corporation, a financial institution, or a shareholder that otherwise qualifies for an exemption) (1) that fails to provide a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the withholding agent that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. U.S. shareholders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the U.S. shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
Taxation of Non-U.S. Shareholders
The following discussion applies only to Non-U.S. shareholders. Whether an investment in our Shares is appropriate for a Non-U.S. shareholder will depend upon that shareholder’s particular circumstances. An investment in our Shares by a Non-U.S. shareholder may have adverse tax consequences to such Non-U.S. shareholder. Non-U.S. shareholders should consult their own tax advisers before investing in our Shares.
Distributions; Dispositions
Subject to the discussion below, distributions of our investment company taxable income to a Non-U.S. shareholder will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits unless an exception applies.
Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC if (i) the distributions are properly reported to our shareholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and

(iii) certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. Furthermore, in the case of our Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Since our Shares will be subject to significant transfer restrictions, and an investment in our Shares will generally be illiquid, non-U.S. shareholders whose distributions on our Shares are subject to withholding of U.S. federal income tax may not be able to transfer their Shares easily or quickly or at all.
Distributions of our investment company taxable income to a Non-U.S. shareholder that are effectively connected with the Non-U.S. shareholder’s conduct of a trade or business within the United States (a “U.S. trade or business”) (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. shareholder), generally will not be subject to withholding of U.S. federal income tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions (to the extent of our current or accumulated earnings and profits) will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. shareholders generally. Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers. .
Actual or deemed distributions of our net capital gains to a Non-U.S. shareholder if properly reported by us as capital gain dividends, and gains realized by a Non-U.S. shareholder upon the sale, exchange or other taxable disposition of our Shares, will not be subject to U.S. federal income tax or any withholding of such tax, unless (a) the distributions or gains, as the case may be, are effectively connected with the Non-U.S. shareholder’s conduct of U.S. trade or business (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. shareholder), in which case the distributions or gains will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. shareholders generally or (b) the Non-U.S. shareholder is an individual who has been present in the United States for 183 days or more during the taxable year and satisfies certain other conditions, in which case, except as otherwise provided by an applicable income tax treaty, the distributions or gains, which may be offset by certain U.S.-source capital losses, generally will be subject to a flat 30% U.S. federal income tax, even though the Non-U.S. shareholder is not considered a resident alien under the Code.
If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.
For a corporate Non-U.S. shareholder, the after-tax amount of distributions (both actual or deemed) and gains realized upon the sale, exchange or other taxable disposition of our Shares that are effectively connected with the Non-U.S. shareholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. shareholder) may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).
If we were unable to qualify as a RIC, any distributions by us would be treated as dividends to the extent of our current and accumulated earnings and profits. We would not be eligible to report any such dividends as interest-related dividends, short-term capital gain dividends, or capital gain dividends. As a result, any such dividend paid to a Non-U.S. shareholder that is not effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States) would be subject to the 30% (or reduced applicable treaty rate) withholding tax discussed above regardless of the source of the income giving rise to such distribution. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Non-U.S. shareholder’s adjusted tax basis, and any remaining distributions would be treated as a gain from the sale of the Non-U.S. shareholder’s Shares subject to taxation as discussed above.
Information Reporting and Backup Withholding
The amount of dividends that we pay to any documented Non-U.S. shareholder will be reported to the Non-U.S. shareholder and to the IRS annually on an IRS Form 1042-S, regardless of whether any tax was actually withheld. Copies of these information returns also may be made available under the provisions of a specific income tax treaty or agreement to the tax authorities of the country in which the Non-U.S. shareholder is a resident for tax purposes. However, a Non-U.S.

shareholder generally will not be subject to backup withholding and certain other information reporting with respect to payments that we make to the Non-U.S. shareholder, provided that we do not have actual knowledge or reason to know that such Non-U.S. shareholder is a “United States person,” within the meaning of the Code, and the Non-U.S. shareholder has furnished to us or the dividend paying agent an IRS Form W-8BEN-E or IRS Form W-8BEN (or an acceptable substitute form) establishing that it is a Non-U.S. shareholder or otherwise established an exemption from backup withholding. A Non-U.S. shareholder generally will be entitled to credit any amounts withheld under the backup withholding rules against the Non-U.S. shareholder's U.S. federal income tax liability or may claim a refund provided that the required information is furnished to the IRS in a timely manner.
Non-U.S. shareholders should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in our Shares.
Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either: (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by certain specified U.S. persons (or held by foreign entities that have certain specified U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. While the Code would also require withholding on payments of the gross proceeds from the sale of any property that could produce U.S. source interest or dividends, the U.S. Treasury has indicated its intent to eliminate this requirement in subsequent proposed regulations, which state that taxpayers may rely on the proposed regulations until final regulations are issued. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a specified U.S. person and certain financial information associated with the holder’s account. In addition, subject to certain exceptions, FATCA also imposes a 30% withholding on certain payments to certain foreign entities that are not FFIs unless such foreign entities certify that they do not have a greater than 10% owner that is a specified U.S. person or provide the withholding agent with identifying information on each greater than 10% owner that is a specified U.S. person. Depending on the status of a Non-U.S. shareholder and the status of the intermediaries through which it holds its Shares, Non-U.S. shareholders could be subject to this 30% withholding tax with respect to distributions on their Shares. Under certain circumstances, a Non-U.S. shareholder might be eligible for refunds or credits of such taxes.

ITEM 1A. RISK FACTORS
Investing in our Shares involves a number of significant risks. Before an investor invests in our Shares, the investor should be aware of various risks, including those described below. The investor should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before making an investment in our Shares. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the net asset value ("NAV") of our Shares could decline, and an investor may lose all or part of his or her investment.

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

Summary Risk Factors

Risks Related to our Business and Structure
•We have a limited operating history.
•We are dependent upon key personnel of the Adviser for our future success. If the Adviser were to lose any of its key personnel, including any of the members of the Investment Committee, our ability to achieve our investment objective could be significantly harmed.
•Our financial condition, results of operations, and cash flows will depend on our ability to manage our business effectively.
•Most of our portfolio investments are recorded at fair value as determined in good faith by the Adviser as our Valuation Designee, subject to the oversight of our Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

Risks Related to Business Development Companies and Regulatory Considerations

•Regulations governing our operation as a BDC may affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
•Our ability to enter into transactions with our affiliates is restricted.
•Failure to maintain our status as a BDC would reduce our operating flexibility.

Risks Related to our Operations

•Because we intend to distribute substantially all of our income to shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.
•The Adviser and the Administrator can resign as our investment adviser or administrator, respectively, upon 60 days’ written notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption to our operations that could adversely affect our financial condition, business, and results of operations.
•We may experience fluctuations in our quarterly and annual operating results.
•The failure of our cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

Risks Related to Economic and Other Market Conditions

•We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.
•We are subject to risks associated with changes in interest rates.

Risks Related to our Investments

•Our investments are very risky and highly speculative.
•Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our business, financial condition, and results of operations.
•An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

Risks Related to Debt Financing

•When we use leverage, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•Provisions of our borrowing facility and any future borrowing facilities may limit our discretion in operating our business.

Risks Related to our Shares

•An investment in our Shares will have limited liquidity.
•There will be restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of Securities under Regulation D and other exemptions from registration under the Securities Act.
•We may have difficulty paying distributions, our distributions may not grow over time, and a portion of our distributions may be a return of capital.

Risks Relating to our Business and Structure
We have a limited operating history.

We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC. We have operated as a BDC for a limited time. As a result, we have limited financial information upon which prospective investors can evaluate our prior performance and future prospects. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our shareholders’ investment could decline substantially or become worthless. The Adviser’s investment team has past professional experience in investment management, but there is no guarantee that the Adviser will be able to manage our operations successfully.

We are dependent upon key personnel of the Adviser for our future success. If the Adviser were to lose any of its key personnel, including any of the members of the Investment Committee, our ability to achieve our investment objective could be significantly harmed.

We depend on the diligence, skill and network of business contacts of the Adviser’s senior investment professionals to achieve our investment objective. The Adviser’s team of investment professionals evaluates, negotiates, structures, closes, and monitors our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the Adviser’s investment professionals will continue to provide investment advice to us.

The Adviser provides its services to us pursuant to the terms of the Investment Advisory Agreement. The loss of any of the Adviser’s employees who are responsible for managing our investments, or the loss of any of the members of the Investment Committee responsible for overseeing our investments, could limit our ability to achieve our investment objective and operate our business. Any such loss could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our business model depends to a significant extent upon strong referral relationships. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the employees of the Adviser to maintain their relationships with private equity sponsors, placement agents, investment banks, management groups, and other financial institutions, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the employees of the Adviser have relationships are not obligated to provide the Adviser's employees with investment opportunities, and there can be no assurance that these relationships will generate investment opportunities for us in the future. The failure of any of these relationships to generate investment opportunities for us could impact our ability to achieve our investment objective, resulting in a material adverse effect on our financial condition, results of operations, and cash flows.

Most of our portfolio investments are recorded at fair value as determined in good faith by the Adviser, as our Valuation Designee, subject to the oversight of the Board, and, as a result, there may be uncertainty as to the value of our portfolio investments.

Most of our portfolio investments take the form of securities that are not publicly traded, and the fair value of such investments may not be readily determinable. We will value these investments at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 assets under FASB Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We retain the services of independent valuation service providers to review the valuation of our loans and securities. The types of factors that we may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

We adjust the valuation of our portfolio on a quarterly basis to reflect the determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Our financial condition, results of operations, and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow our investments and earnings. This depends, in turn, on the Adviser’s ability to identify, invest in, and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon the Adviser’s execution of its investment process, its ability to provide competent, attentive and efficient services to us, and, to a lesser extent, our access to financing on acceptable terms. The Adviser's employees may have substantial responsibilities in connection with their management of other investment funds, accounts, and investment vehicles managed by the Adviser or its affiliates. Additionally, in connection with our obligation to offer significant managerial assistance to certain of our portfolio companies as a BDC under the 1940 Act, the Adviser may be called upon to provide managerial assistance to our portfolio companies. These activities may distract the Adviser from sourcing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are significant potential conflicts of interest that could negatively affect our investment returns.
The members of the Investment Committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as us, or of investment funds, accounts, or investment vehicles managed by the Adviser or its affiliates. Similarly, the Adviser and/or its affiliates may have other clients with similar, different, or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or the best interests of us or our shareholders.

Additionally, there may be times when the Adviser, the members of its Investment Committee, or its other investment professionals have interests that differ from those of our shareholders, thereby giving rise to a conflict of interest. Although the Adviser endeavors to address these investment and other decisions in a fair and equitable manner, we and our shareholders could be adversely affected by such decisions. Moreover, given the subjective nature of the investment and other decisions made by the Adviser on our behalf, we may be unable to effectively monitor these potential conflicts of interest; however, the Board, including the Independent Directors, reviews conflicts of interest in connection with its review of the Adviser's performance. As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, principal underwriters, and certain of their affiliates, without the prior approval of the Independent Directors and, in some cases, prior approval by the SEC through an exemptive order (other than in reliance on existing regulatory guidance).

The Adviser's investment professionals and other employees of the Adviser may, from time to time, possess material non-public information, limiting our investment discretion.

The Adviser's investment professionals and other employees of the Adviser or its affiliates may serve as directors of, or in a similar capacity with, the portfolio companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies. This limitation of our investment discretion could impact our ability to complete transactions in favorable market conditions, thereby resulting in material adverse effects on our financial condition and results of operations.

Our management and incentive fees may induce the Adviser to incur additional leverage.
The management and incentive fees payable to the Adviser may create an incentive for the Adviser to use additional available leverage. For example, the fact that the base management fee payable to the Adviser is based on our net assets (which includes any borrowings for investment purposes) may encourage the Adviser to use leverage to make additional investments. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of additional leverage may increase the likelihood of default on our borrowings, which could negatively impact our shareholders.

Additionally, because the incentive fee on net investment income is calculated as a percentage of our net assets subject to a hurdle rate, having additional leverage available may incentivize the Adviser to utilize such leverage to enhance the returns on our investment portfolio. To the extent additional leverage is available at favorable rates, the Adviser may employ leverage to increase the size of our investment portfolio and generate additional income, which may make it easier to meet the incentive fee hurdle.

The Board is charged with protecting our interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation. While the Board is not expected to review or approve each investment decision, borrowing, or incurrence of leverage, the Independent Directors periodically review the Adviser’s services and fees, as well as its portfolio management decisions and portfolio performance. In connection with these reviews, the Independent Directors consider whether the Adviser’s fees, expenses, and decisions (including those related to leverage) remain appropriate.

Our incentive fee may induce the Adviser to make speculative investments.
We pay the Adviser an incentive fee based, in part, on net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. Additionally, under the incentive fee structure, the Adviser may benefit when capital gains are recognized and, because the Adviser will determine when to sell a holding, the Adviser will control the timing of the recognition of such capital gains. As a result, the Adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Similarly, the incentive fee based on income is calculated based on Pre-Incentive Fee Net Investment Income, which includes, in the case of investments with deferred interest features (such as market discount or original issue discount, debt investments with PIK interest, preferred stock with PIK dividends, and zero-coupon securities), accrued income that we have not yet received in cash. These features of the incentive fees payable to the Adviser could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
We compete with numerous other entities seeking to make similar investments. For example, we compete with public and private investment funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity and hedge funds. Our competitors may be substantially larger or have considerably greater financial, technical, and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification, and distribution requirements that we must satisfy to qualify and maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

With respect to our portfolio investments, we do not seek to compete primarily on the basis of the interest rates we offer, and we believe that some of our competitors may make loans at interest rates lower than those we offer. As a result, we may lose some investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income, lower yields, and an increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts, and investment vehicles managed by the Adviser and/or its affiliates. Although the Adviser allocates opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts, and investment vehicles may reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our shareholders.

There can be no assurance that we will be able to obtain or maintain the various licenses required in U.S. states or other jurisdictions where such licenses may be required.

We may be required to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside the United States, in connection with one or more investments. The process of applying for and obtaining required licenses can be costly and time-consuming. There can be no assurance that we will maintain or obtain all of the licenses that we need on a timely basis. We are also subject to various informational and other requirements in order to maintain such licenses, and there can be no assurance that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require could restrict our investment options and have other material adverse consequences.

Corporate social responsibility and ESG considerations, as well as anti-ESG sentiment, may impose additional costs and expose us to new risks.

There is increasing focus from certain stakeholders on corporate environmental, social and governance ("ESG") considerations. Expectations regarding voluntary ESG disclosures, the adoption of certain ESG practices and policies, and the pursuit of ESG-related goals continue to evolve. These expectations may result in increased costs, including costs related to compliance, disclosure, and implementation of new processes and policies. Failure to meet stakeholder expectations or to adapt to new regulatory requirements related to ESG matters could harm our reputation and our ability to attract and retain investors.

Conversely, certain stakeholders have expressed opposition to ESG-related initiatives, and some states have enacted or proposed legislation restricting state entities from doing business with financial institutions that consider ESG factors in investment decisions. These divergent views may subject us to conflicting demands and could limit our access to capital, increase our costs, or otherwise adversely affect our business and results of operations.

Risks Related to Business Development Companies and Regulatory Considerations

Regulations governing our operation as a BDC may affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.
In the future, we may issue debt securities or preferred Shares and/or borrow money from banks or other financial institutions (collectively “senior securities”) up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC that has satisfied certain requirements to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may not be able to incur additional indebtedness until we comply with the 150% asset coverage ratio applicable to us under the 1940 Act. Also, any amounts that we use to service our indebtedness would not be available for distributions to our shareholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

Our ability to enter into transactions with our affiliates is restricted.

We generally are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Those transactions include purchases from, sales to, and so-called “joint” transactions, in which we and one or more of our affiliates engage in certain types of profit-making activities, with such affiliates. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be considered an affiliate of ours for purposes of the 1940 Act, and we generally are prohibited from engaging in purchases of assets from or sales of assets to or joint transactions with such affiliates, absent the prior approval of our Independent Directors. Additionally, without receiving an exemptive order from the SEC, we are prohibited from engaging in purchases of assets from, or sales of assets to or joint transactions with certain affiliates, including our officers, directors, and employees, and the Adviser (and its affiliates) and its clients, as well as any person that owns more than 25% of our voting securities. As a result of these restrictions, we may be limited in the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with the Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price.

Additionally, we, the Adviser and certain other funds and accounts sponsored or managed by the Adviser and its affiliates have been granted an exemptive relief order (the “Order”) by the SEC, which permits us to participate in joint transactions with the foregoing affiliates subject to the conditions of the Order.

When we are permitted to co-invest with the Adviser’s or its affiliates’ other clients as permissible under regulatory guidance, applicable regulations, and in accordance with the Order, as discussed above, we do so pursuant to the Adviser’s allocation policy, which the Adviser maintains in writing. Under this allocation policy, a portion of each opportunity, which may vary based on asset class and from time to time, is offered to us and similar eligible accounts, as periodically determined by the Adviser. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds or accounts managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer on a differential basis between clients or where the different investments could be expected to result in a conflict between our interests and those of other clients of the Adviser that cannot be mitigated or otherwise addressed pursuant to the policies and procedures of the Adviser, the Adviser must decide which client will proceed with the investment. The Adviser makes these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time (and which takes into consideration the ability of the relevant account(s) to acquire securities in an amount and on terms suitable for the relevant transaction). However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. For example, we intend to employ leverage as market conditions permit and at the discretion of the Adviser. As a BDC, the 1940 Act allows us to borrow up to $2 for every $1 of equity, or an asset coverage ratio of 150%. However, if we are regulated as a registered closed-end investment company under the 1940 Act, we would be subject to asset coverage ratio requirements of 300% for the issuance of debt securities, meaning that for every $1 of debt issued, we would need to have $3 of total assets immediately after such issuance. Such regulations would restrict our ability to execute our investment strategy and thereby reduce our operating flexibility.

Further, as a BDC, we are able to pay the Adviser both a base management fee and incentive fee on income and capital gains as compensation for its efforts. If we were to become regulated as a registered closed-end investment company, we could not pay the Adviser an incentive fee on capital gains unless we restricted sales of our Shares to “qualified clients” under the Advisers Act. Such a compensation structure could have the effect of de-incentivizing the Adviser in its efforts to seek and retain the best investment opportunities for us in fulfillment of our strategy.

Finally, as a BDC, we retain greater flexibility to engage in transactions with our affiliates in alignment with the provisions set forth in Section 57 of the 1940 Act, which allows us to participate in certain transactions with certain non-control affiliates that would otherwise be prohibited if we receive the approval of a majority of our Independent Directors pursuant to Section 57(f) of the 1940 Act, and other transactions with control affiliates that would otherwise be prohibited absent an exemptive order from the SEC. If we were to become regulated as a registered closed-end investment company, we would be subject to the provisions governing transactions with affiliates set forth in Section 17 of the 1940 Act, which would only allow us to participate in such affiliate transactions if we received an exemptive order from the SEC. These restrictions would limit our ability to effectuate our investment strategy and potentially hinder our operations and, in turn, our results.

We and our portfolio companies may be subject to potential adverse effects of new or modified laws or regulations.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. The legal, tax and regulatory environment for BDCs, investment advisers, and the instruments that they utilize (including derivative instruments) is continuously evolving, and we may not be able to respond to such changes without a material adverse impact on our operations.

In recent years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may become subject to additional regulations. While it cannot be known at this time whether any such regulations will be implemented or what forms they may take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us, or otherwise adversely affect our business. On the other hand, regulatory changes in the traditional banking sector may provide more flexibility to bank lenders and increase competition for the types of investments that we make.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We are and will remain an “emerging growth company” as defined in the JOBS Act for up to five years, measured from the date of the first sale of common equity securities pursuant to an effective registration statement, or until the earlier of (a) the last day of the first fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act after we have been subject to the reporting requirements of the Exchange Act for a specified period of time. We will be required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditure, which could cause us to incur additional expenses that may negatively impact our financial performance. This process also may result in a diversion of our management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We will not be required to comply with certain requirements of the Sarbanes-Oxley Act, including the internal controls evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until our second annual report on Form 10-K or the date we are no longer an “emerging growth company” under the JOBS Act. Accordingly, our internal controls over financial reporting will not initially meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to our specific activities.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer.” If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Risks Related to our Operations

Because we intend to distribute substantially all of our income to shareholders to obtain and maintain our status as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow may be impaired.

We will need additional capital to fund new investments and grow our portfolio. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for, and maintain, our qualification as a RIC. As a result, such earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings, if any.

We are required to meet an asset coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities to total senior securities, which includes all of our borrowings, of at least 150%. This requirement limits the amount we may borrow. Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring additional indebtedness and may require us to raise additional equity at a time when it may be disadvantageous to do so. While we have borrowed and issued securities, and expect to be able to raise additional capital, which would increase the equity capital available to us, there can be no assurance that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we may be forced to curtail or cease new investment activities, and our NAV could decline.

The time and resources that the personnel of the Adviser devote to us may be diverted, and we may face additional competition due to the fact that the Adviser is not prohibited from raising money for, or managing, other entities that make the same types of investments that we target.

The personnel of the Adviser are not prohibited from raising money for, or managing, other investment entities that make the same types of investments as those we target. As a result, the time and resources that the Adviser could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investment opportunities.

The Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. The Adviser will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory Agreement, the Adviser, its officers, members, personnel, and any person controlling or controlled by the Adviser will not be liable to us, any of our subsidiaries, our directors, shareholders, or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except for acts constituting material breaches of the Investment Advisory Agreement, violations of applicable federal and state securities laws, fraud, gross negligence, willful misfeasance, bad faith, or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers, and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of, or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to material breaches of the Investment Advisory Agreement, violations of applicable federal and state securities laws, fraud, gross negligence, willful misfeasance, bad faith, or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

The Adviser and the Administrator can resign as our investment adviser or administrator, respectively, upon 60 days’ written notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption to our operations that could adversely affect our financial condition, business, and results of operations.

The Adviser has the right, pursuant to the Investment Advisory Agreement, to resign as our investment adviser at any time upon 60 days’ written notice, regardless of whether we have identified a replacement. Similarly, the Administrator has the right, pursuant to the Administration Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have identified a replacement. If the Adviser and/or the Administrator were to resign, we may not be able to find a new investment adviser or administrator, respectively, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business, and results of operations, as well as our ability to pay distributions to our shareholders, are likely to be adversely affected. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations, and cash flows.

We may experience fluctuations in our quarterly and annual results of operations.

We could experience fluctuations in our quarterly and annual results of operations due to a number of factors, including interest rates payable on the loans and debt securities in our portfolio, default rates on such loans and securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the market, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

The Board may change our investment objective, operating policies, and strategies without prior notice or approval from our shareholders.

The Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business or operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our results of operations.

Our business is highly dependent on the communications and information systems of the Adviser. In addition, certain of these systems are provided to the Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure of our cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyberattack against us or a third party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, which could negatively impact our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. The rapid evolution and scale of artificial intelligence technologies may also increase the likelihood or effectiveness of a cyberattack against us, the Adviser, or our third-party service providers. For example, artificial intelligence-enabled fraud can materially impact the effectiveness of our traditional cybersecurity controls by accelerating and scaling social engineering, creating realistic synthetic documents, and defeating common authentication methods.

We depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyberattacks and unauthorized access, use, alteration, or destruction, including physical and electronic break-ins, unauthorized tampering, malware and computer virus attacks, and system failures and disruptions. If one or more of these events occurs, such events could jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such attacks could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with the mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee, and borrower information. Cybersecurity failures or breaches by the Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents, and administrators), and the issuers of securities in which we invest, may also cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent future cyber incidents.

Changes to privacy and information security laws and regulations, and compliance therewith, may result in increased costs due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Regulators have indicated more aggressive approaches to cybersecurity enforcement, and there has been an increase in private litigation related to data breaches and privacy violations. Any inability or perceived inability to adequately address privacy concerns or comply with applicable laws and regulations, even if unfounded, could result in regulatory and third-party liability, increased costs, disruption to operations, and reputational damage. As a result, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Our Adviser and our portfolio companies may be subject to risks associated with “phishing” and other cyberattacks.

Our business and the business of our portfolio companies rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation, and updating, our and our portfolio companies’ information technology systems could become subject to cyberattacks. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking”, malicious software coding, social engineering, or “phishing” attempts) for the purpose of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). The Adviser’s employees have been, and expect to continue to be, the target of fraudulent calls, emails, and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, regulatory fines or penalties, or other adverse effects on our business, financial condition, or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks related to cyberattacks.

The Adviser’s and other service providers’ increased use of mobile and cloud technologies could heighten the risk of cyberattacks and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable, or beyond their control. The reliance of these service providers on mobile or cloud technology, or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyberattacks, could disrupt operations and result in the misappropriation, corruption, or loss of personal, confidential, or proprietary information. In addition, there is a risk that encryption and other protective measures against cyberattacks may be circumvented, particularly as advances in computing technologies increase the speed and computing power available.

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.

There continues to be significant evolution and developments in the use of artificial intelligence and machine learning technologies (“AI”). We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. AI has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could render the Adviser’s models obsolete or create new and unpredictable operational, legal and/or regulatory risks. The use of artificial intelligence is in its early stages, and ineffective or inadequate development or deployment could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Additionally, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could be impacted by inaccuracies and/or errors, which may be material. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, and AI could provide results that contain, in whole or in part, inaccurate information, which may be difficult to identify. Conversely, to the extent competitors of the Adviser and our portfolio companies utilize AI more extensively than the Adviser and our portfolio companies, there is a possibility that such competitors will gain a competitive advantage.

We, the Adviser and our portfolio companies could be exposed to the risks of AI if third-party service providers or any counterparties use AI in their business activities. Use of AI could include the input of confidential information (including material non-public information) in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part of a dataset that is accessible by other third-party AI applications and users.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations. Uncertainty in the legal and regulatory regime relating to artificial intelligence, such as evolving review by the SEC, the U.S. Federal Trade Commission, and other U.S. and non-U.S. agencies and regulators, may require significant resources to modify and maintain business practices to comply with such regulations.

Risks Related to Economic and Other Market Conditions

We are currently operating in a period of significant market disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the ongoing conflicts in Europe and the Middle East and the failure of major financial institutions introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available to us for investment and our returns, among other things. The U.S. credit markets (in particular for middle market loans) have experienced the following, among other things: (i)

increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies’) business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain portfolio companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

We are subject to risks associated with changes in interest rates.

Many of our debt investments bear interest at floating rates, such as SOFR, EURIBOR, the Federal Funds Rate, or the Prime Rate, which means that the interest income we receive from these investments may increase or decrease with changes in the underlying interest rate benchmarks.

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025, bringing the benchmark rate to the 3.50% to 3.75% range. While the Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. General interest rate fluctuations may have a negative impact on our investments, the value of our Shares, and our rate of return on invested capital. Because we have borrowed and intend to continue to borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income. Our net interest income could also be negatively impacted by prepayments on loans by our borrowers. If interest rates decline and we are in a prolonged low-interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income.

Conversely, an increase in interest rates could increase the interest payment obligations of our borrowers and adversely affect their financial performance and ability to repay their obligations. A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments, which in turn may result in an increase in the amount of the Incentive Fee payable to the Adviser. An increase in interest rates could also decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Moreover, an increase in interest rates available to investors could make investment in our Shares less attractive if we are not able to increase our dividend rate, which could reduce the value of our Shares.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. See “Risks Related to Our Investments—We expose ourselves to risks when we engage in hedging transactions.”

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government continues to enact and propose the imposition of new tariffs on specific countries and commodities, and may in the future increase or propose additional tariffs. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods or take other actions with respect to U.S. trade barriers. Although the Supreme Court recently invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the net asset value of our Shares to decline. It is not possible to predict the impact that these or similar future events will have on the United States and other economies, specific industries, us or our underlying portfolio companies from an economic, tax or regulatory perspective, but any such impact could be material and adverse for us.
Potential downgrades of the U.S. credit rating, fiscal policy uncertainty, government shutdowns, or a failure to raise the statutory debt limit of the United States could negatively impact our liquidity, financial condition, and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, there is no guarantee that any such legislation will be passed in the future. Additionally, concerns over the United States’ budget deficit have led ratings agencies lower, or threaten to lower, the long-term sovereign credit rating on the United States, including downgrades by Fitch from AAA to AA+ in August 2023 and by Moody’s from AAA to AA1 in May 2025. There is no guarantee that there will not be further downgrades or downgrades by other ratings agencies in the future.

The impact of the debt ceiling and/or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Changes in Federal Reserve monetary policy, including interest rate adjustments, could cause interest rates and borrowing costs to fluctuate, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, including most recently in the fall of 2025, and future disagreements may lead to additional shutdowns during periods of budget negotiation in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Increased geopolitical unrest, terrorist attacks, global health emergencies, natural disasters or acts of war may impact the businesses in which we invest and harm our business, operating results, and financial conditions.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

In late February 2022, Russia launched a large-scale military attack on Ukraine, and the ongoing conflict has resulted in geopolitical volatility among Russia, Ukraine, Europe, NATO and other western countries, including the United States. In response to continued military action by Russia, various countries, including the United States, the United Kingdom, and European Union issued broad-ranging economic sanctions against Russia and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) and other actions against Russia may adversely impact various sectors of the Russian economy, including, but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. In addition, the ongoing conflicts in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets. In particular, U.S. involvment and escalating hostilities in the Middle East may lead to global market instability due to the impact of such conflict on oil prices and shipping costs.

The ramifications of these conflicts may not be limited to Russia, Europe and the Middle East and Russian, European or Middle Eastern companies, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries, and various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Accordingly, the actions discussed above and any further expansion of ongoing conflicts could increase financial market volatility, negatively impact regional and global economic markets, and have a negative effect on our investments and performance, which may, in turn, impact the valuation of such portfolio companies. In addition, parties in such conflicts may take retaliatory actions, such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on our performance and the value of an investment in us.

Our business is dependent on bank relationships and any strain on the banking system may adversely impact us.

The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there can be no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we proactively monitor the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities or receive the benefits of their existing banking arrangements or credit facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

Risks Related to our Investments

Our investments are very risky and highly speculative.

We primarily invest in first-lien debt, second-lien debt, mezzanine and unsecured debt or equity, or other securities issued by middle-market or large companies. The companies in which we invest are typically highly leveraged, and, in most cases, our investments in these companies are not rated by any rating agency. If these instruments were rated, we believe that they would likely receive a rating below investment grade (i.e., below BBB- or Baa3, commonly referred to as “junk”). Investments in below-investment grade instruments involve certain risks, including speculation with respect to the borrower’s capacity to pay interest and repay principal.

First-Lien Debt. When we make a first-lien loan, we generally obtain a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk of non-repayment. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to appraise or sell in a timely manner, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien is, or could become, subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we need to enforce our remedies. In addition, in connection with certain “last out” first-lien loans, we enter into agreements among lenders. Under these agreements, our interest in the collateral of the first-lien loans may rank junior to those of other lenders in the loan under certain circumstances. This may result in greater risk and loss of principal on these loans.

Second-Lien and Mezzanine Debt. Our investments in second-lien and mezzanine debt are generally subordinated to senior loans and either have junior security interests or are unsecured. As such, other creditors may rank senior to us in the event of insolvency. This may result in greater risk and loss of principal.

Equity and Other Investments. When we invest in first-lien debt, second-lien debt, or mezzanine debt, we may acquire equity securities, such as warrants, options, and convertible instruments. In addition, we may invest directly in the equity securities of portfolio companies. We seek to dispose of these equity interests and realize gains upon our disposition of these interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of such equity interests may not be sufficient to offset other losses we experience.

Preferred Shares. To the extent we invest in preferred securities, we may incur particular risks, including:

•preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes before we receive such distributions;
•preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure with respect to priority of corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments; and
•preferred security holders generally have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board; once all arrearages have been paid, the preferred security holders generally no longer have voting rights.

In addition, our investments are subject to a number of significant risks, including:

•the companies in which we invest may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•the companies in which we invest typically have shorter operating histories, narrower product lines, and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions, changing market conditions, and general economic downturns;
•the companies in which we invest are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on the applicable portfolio company and, in turn, on us;
•the companies in which we invest generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position
•the debt investments in our portfolio generally have a significant portion of principal due at the maturity of the investment, which could result in a substantial loss to us if such borrowers are unable to refinance or repay their obligations at maturity;
•our executive officers, directors, and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•the companies in which we invest generally have less publicly available information about their businesses, operations, and financial condition, and if we are unable to uncover all material information about such companies, we may not be able to make a fully informed investment decision; and
•the companies in which we invest may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness at maturity.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, investments in non-U.S. securities may subject us to additional risks, including possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. In addition, because non-U.S. securities may be purchased with, and payable in, foreign currencies, the value of such assets as measured in U.S. dollars may be adversely affected by changes in currency exchange rates and exchange control regulations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach may facilitate obtaining control and adding value through active management, it also means that certain of our investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans are similar to second-lien loans in that such investments are junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be required to enforce our remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors may be entitled to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our ability to achieve our investment objective. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.

There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we may have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or other junior or subordinated investments, or when purchasing investments in the secondary market.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. If a loan we hold begins to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may, in turn, delay our ability to seek to recover our investment.

Restructurings. Investments in companies operating in workout mode or bankruptcy proceedings present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our business, financial condition, and results of operations.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks because middle market companies:

•may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions, changing market conditions, and general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the applicable portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, directors, and the Adviser’s personnel may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness at maturity.

An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We invest primarily in privately held companies. Such investments are subject to various risks. Investments in private companies may pose greater risks than investments in public companies. First, private companies generally have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the management of private companies tends to have less depth and breadth of experience than that of public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or individuals with less experience. Accordingly, the decisions made by such management teams, or the death, disability, resignation, or termination of one or more of such persons, could have a material adverse impact on our investments and, in turn, on us. Third, such investments tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal repayment schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. In addition, such companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the Adviser's ability to obtain adequate information through due diligence to evaluate the creditworthiness of, and potential returns from investing in, such companies. The Adviser typically assesses an investment in a portfolio company based on its estimate of the portfolio company’s earnings and enterprise value, among other factors, and such estimates may be based on limited information or may otherwise be inaccurate, which could cause the Adviser to make different investment decisions than it would have made with more complete information. Such companies and their financial information are generally not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to determine all material information about such companies, we may not make a fully informed investment decision, and we may lose money on our investments.

The value of most of our portfolio securities will not have a readily available market price, and we value these securities at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Board, which valuation are inherently subjective, may not reflect the amounts we may actually realize upon the sale of such investments, and could result in a conflict of interest with the Adviser.

Investments are valued at the end of each fiscal quarter. Substantially all of our investments are in loans that do not have readily ascertainable market prices. Assets that are not publicly traded or whose market prices are not readily available are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Board. In connection with that determination, the Adviser's investment professionals prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information regarding our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of the Adviser in our valuation process could result in a conflict of interest, since the management fee is based in part on our gross assets.

Factors that we may consider in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to similar publicly traded companies, discounted cash flow and other relevant factors. Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for shareholders to value accurately our portfolio investments and could lead to an undervaluation or overvaluation of our Shares. In addition, the valuation of these types of securities may result in substantial write-downs of our investments and earnings volatility.

Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in, and loans to, private companies. There may not be a ready market for such investments, and certain of our loans may contain transfer restrictions, which may further limit liquidity. The illiquidity of these investments may make it difficult for us to sell positions if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we hold a significant portion of a company’s equity or possess material nonpublic information regarding such company.

Our portfolio may be concentrated in a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio is concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. Although we do not target any specific industries, our investments may be concentrated in relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare and business services) rather than by the products or services directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

We may be subject to risks associated with our investments in technology-related industries, such as business and consumer services and software.

We have invested and intend to continue investing in companies that operate in technology-related industries. A downturn in one or more technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition more than if we invested in a wider range of industries. The market prices and values of companies operating in the technology industry, including software and consumer and business services companies, may have a higher degree of risk due to the dynamics of the market. These companies may be adversely affected by changes in technology, consumer and business purchasing patterns, short product cycles, government regulation, intense competition, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Companies in the application software industry in particular may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins.

We may be subject to risks associated with our investments in the healthcare sector.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs.

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over such portfolio companies or to prevent decisions by the management of such portfolio companies that could decrease the value of our investments.

We are primarily a lender, and our loans (as well as any equity investments we make) are typically non-controlling investments, meaning we will not be in a position to control the management, operations, and strategic decision-making of the companies in which we invest (other than, potentially, in the context of a restructuring, insolvency, or similar event). As a result, we are subject to the risk that a portfolio company that we do not control, or in which we do not have a majority ownership position, may make business decisions with which we disagree, and the equity holders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. We may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and, as a result, may suffer a decrease in the value of our investments.

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in such portfolio company’s financial position or due to an acquisition of such portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we may not realize our expected return. Similarly, companies may seek to restructure or repay their debt investments or buy our other equity ownership positions in connection with an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There can be no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

Our portfolio companies may have, or may be permitted to incur, other debt or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit our portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in such portfolio company typically would be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying those holders, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the applicable portfolio company.

Our rights with respect to the collateral securing the loans we make to our portfolio companies may be limited pursuant to the terms of one or more inter-creditor agreements or agreements among lenders. Under such agreements, we may forfeit certain rights with respect to the collateral to creditors with senior claims. Such rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral, and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as lenders are adversely affected as a result.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower. If one of our portfolio companies were to become subject to bankruptcy proceedings, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

The reorganization of a company can involve substantial legal, professional, and administrative costs to the lender and the borrower. Such reorganizations are subject to unpredictable and lengthy delays, and during the process, a company’s competitive position may erode, key management may depart, and the company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization, and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders may be subject to lender liability claims for actions taken by them if they become overly involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim, alleging that we misused our influence over the borrower for the benefit of its lenders, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance.

Our failure to make follow-on investments in our portfolio companies could impair the value of our investments.

Following an initial investment in a portfolio company, we may make additional investments in such portfolio company as “follow-on” investments in order to:

•increase or maintain, in whole or in part, our equity ownership percentage;
•exercise warrants, options, or convertible securities acquired in connection with the original or a subsequent financing; or
•attempt to preserve or enhance the value of our investment.

We may elect not to make follow-on investments, may be constrained in our ability to deploy available funds, or may otherwise lack sufficient funds to make such investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources; however, doing so could result in placing additional capital at risk in existing portfolio companies.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investments in non-U.S. companies, which may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, U.S. trade policy, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in U.S. markets, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, interest income derived from loans to foreign companies is not eligible to be distributed to our non-U.S. shareholders free from withholding taxes.

Although most of our investments are U.S. dollar-denominated, any investments denominated in a foreign currency are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains and political developments. We may employ hedging techniques to minimize these risks, but there can be no assurance that such strategies will be effective or without risk to us.

We expose ourselves to risks when we engage in hedging transactions.

We may enter into hedging transactions that expose us to certain risks. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. The use of such hedging instruments involves counterparty credit risk. To the extent we hold non-U.S. investments, particularly those denominated in non-U.S. currencies, our hedging costs may increase.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging may establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging, such as currency exchange rate risk and interest rate risk related to specific portfolio companies. We may enter into fixed-to-floating interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists predominantly of floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we seek to hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.

For a variety of reasons, we may not seek, or be able, to establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and may expose us to the risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. shareholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could adversely affect the effectiveness of such strategy.

Rule 18f-4 under the 1940 Act constrains our ability to use swaps and other derivatives. Among other requirements, the rule requires us to reduce our use of derivatives unless we qualify as a limited derivatives user, if the value-at-risk of our investment portfolio, including our swap or derivative positions, exceeds 200 percent of a “designated reference portfolio,” which is a designated index that is unleveraged and reflects the markets or asset classes in which we invest or our securities portfolio. If we are unable to identify a suitable reference portfolio, our value-at-risk may not be permitted to exceed 20% of our net assets. In addition, we are required under the final rule to establish a risk management program for our use of swaps or other derivative positions. Based on our anticipated use of derivatives primarily for interest rate hedging purposes, we expect to qualify as a limited derivatives user under the rule. However, there can be no assurance that we will continue to be treated as a limited derivatives user or that our approach to the use of derivatives will not change.

The market structure applicable to derivatives imposed by the Dodd-Frank Act may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.

The Dodd-Frank Act established, and the Commodity Futures Trading Commission (the "CFTC") and the SEC have issued or proposed rules to implement, broad regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Recent and anticipated regulatory changes require that certain types of OTC derivatives, including those that we may use for hedging activities such as interest rate and credit default swaps, be cleared and traded on regulated platforms, and may apply to foreign exchange transactions in the future. Our cleared OTC derivatives, if any, will be subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivatives transaction. U.S. regulators have also adopted rules imposing margin requirements for uncleared OTC derivatives executed with registered swap dealers or security-based swap dealers. The margin requirements for cleared and uncleared OTC derivatives may require the Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, to limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. Furthermore, any failure by us to fulfill any collateral requirement (e.g., a so-called “margin call”) may result in a default and could have a material adverse impact on our business, financial condition and results of operations.

The Dodd-Frank Act and the rules adopted by the CFTC and the SEC thereunder also impose requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of derivatives, and recordkeeping requirements. Taken as a whole, these changes could significantly increase the cost of using uncleared OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as a result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivative investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution and pricing obtained by us, any of which could adversely impact our investment returns.

There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Original issue discount ("OID") may arise if we hold securities issued at a discount, receive warrants in connection with the origination of a loan, or in certain other circumstances. OID creates the risk that Incentive Fees will be paid to the Adviser based on non-cash accruals that may ultimately not be realized, and the Adviser will be under no obligation to reimburse us for such fees.

The higher interest rates on OID instruments reflect the payment deferral and increased credit risk associated with such instruments, and OID instruments generally represent significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when actual collection is scheduled to occur at the maturity of the obligation.

OID instruments may have unreliable valuations because the continuing accrual of income thereon requires ongoing judgments about the collectability of the deferred payments and the value of any associated collateral. OID income may also create uncertainty about the source of our cash dividends. In addition, market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

For accounting purposes, cash distributions to shareholders representing OID income are not treated as coming from paid-in capital, even if the cash used to pay such distributions is derived from the proceeds of issuances of our Shares. As a result, despite the fact that a distribution representing OID income may be paid from amounts invested by our shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting such distribution as a return of capital.

Payment-in-kind ("PIK") interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also increases the loan-to-value ratio at a compounding rate.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees and incentive fees payable to our Adviser.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, our receipt of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee payable to the Adviser is based on the value of our net assets, the receipt of PIK interest will result in an increase in the base management fee payable to the Adviser. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our Pre-Incentive Fee Net Investment Income and, as a result, an increase in incentive fees that are payable to the Adviser.

Risks Related to Debt Financing

When we use leverage, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

We use and intend to continue to use leverage to finance our investments. There can be no assurance that leveraged financing will be available to us on favorable terms in the future or at all. To the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses. Our lenders will have fixed dollar claims on our assets that are superior to the claims of our shareholders, and we would expect such lenders to seek recovery against our assets in the event of a default.

In addition, the terms of the SPV Credit Facility impose financial and operating covenants that restrict our business activities. We may be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not employed leverage, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not incurred such indebtedness. Such a decline would also negatively affect our ability to make distributions on our Shares. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

We are generally required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred Shares that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional indebtedness until we comply with the 150% asset coverage requirements under the 1940 Act. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market conditions and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to renew, refinance, or obtain additional credit on terms acceptable to us.

In addition, any future debt facilities may impose financial and operating covenants that could hinder our ability to finance additional loans and investments or make the distributions required to qualify and maintain our qualification as a RIC under the Code.

Substantially all of our assets may be required to be subject to security interests under future debt financing arrangements and, if we default on our obligations thereunder, we may suffer adverse consequences, including foreclosure on our assets.

Substantially all of our assets may be required to be pledged as collateral under our future financing arrangements. If we default on our obligations under such financing arrangements, the lenders may have the right to foreclose upon, sell, or otherwise transfer the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure, and such forced sales may occur at times and at prices that we would not otherwise consider advantageous. Moreover, such deleveraging could significantly impair our ability to effectively operate our business as previously planned. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends paid to our shareholders.

Any defaults under a credit facility could adversely affect our business.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

To the extent we use debt to finance our investments and issue senior securities, including preferred Shares and debt securities, an increase in market interest rates could increase our cost of capital, which could reduce our net investment income.

The interest rate environment remains uncertain. The Federal Reserve commenced a cycle of interest rate reductions in late 2024, with the most recent cut in the fourth quarter of 2025. The future path of rate adjustments will depend on economic conditions and inflation trends. Interest rate changes affect both our borrowing costs and the yields we earn on portfolio investments. Significant rate volatility may also affect the attractiveness of our distributions relative to other investment opportunities.

Because we borrow money to make investments and may issue additional senior securities, including preferred Shares and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, there can be no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options, and interest rate swaps, caps, collars, and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates, to the extent permitted by the 1940 Act.

Provisions of any future borrowing facility may limit our discretion in operating our business.

Any future borrowing facility may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a guarantee and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders could assume control over the timing of the disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests and any negative covenants under any future borrowing facility may limit our ability to incur additional liens or debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing.

Additionally, under any future borrowing facility, we may be subject to limitations on the use of borrowed funds, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. Furthermore, the terms of any future financing arrangement may include a covenant requiring us to qualify as, and maintain our qualification as, a RIC at all times, subject to certain remedial provisions. Accordingly, a failure to maintain our qualification as a RIC could result in an event of default under the financing arrangement. An event of default under any borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under any borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

We may in the future determine to fund a portion of our investments with preferred Shares, which would magnify the potential for gain or loss and the risks of investing in us in the same way as borrowings.

Preferred Shares, which constitute another form of leverage, present the same risks to holders of our Shares as borrowers because the dividends on any preferred Shares we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred Shares would take precedence over any dividends or other payments to our shareholders, and preferred shareholders would not be subject to any of our expenses or losses and would not be entitled to participate in any income or appreciation in excess of their stated preference.

Adverse developments in the credit markets may impair our ability to enter into future borrowing facilities.

During past economic downturns, such as the financial crisis that began in mid-2007 and the COVID-19 pandemic that began in 2020, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activities. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, we may be unable to obtain desired financing to support the growth of our investments on acceptable economic terms, or at all.

If we are unable to enter into credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, our ability to initiate significant originations or to operate our business in the ordinary course would be limited. These situations may arise due to circumstances beyond our control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we may be unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

We may securitize certain of our investments, which may subject us to certain structured financing risks.

We may securitize certain of our investments, including through the formation of one or more collateralized loan obligations, or CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

If we were to create a CLO or other securitization vehicle, we would depend on distributions from the vehicle to pay dividends to our shareholders. The ability of a CLO or other securitization vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO or other securitization vehicle equity interest, to receive cash flow from these investments. We cannot assure shareholders that any such performance tests would be satisfied. In addition, a CLO or other securitization vehicle may take actions that delay distributions to preserve ratings and maintain lower costs for present and future financings, or the financing vehicle may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of its debt. As a result, there may be a significant lag between the repayment or other realization on a loan or other assets in a CLO or other securitization vehicle and the distribution of cash therefrom, or cash flow may be completely restricted for the life of such CLO or other securitization vehicle.

In addition, a decline in the credit quality of loans in a CLO or other securitization vehicle due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force the sale of certain assets at a loss, reducing the earnings of such CLO or other securitization vehicle and, in turn, cash potentially available for distribution to us for distribution to our shareholders. If we were to form a CLO or other securitization vehicle, to the extent that any losses were incurred by the financing vehicle in respect of any collateral, these losses would be borne first by us as the owner of the equity interests therein. Any equity interests that we were to retain in a CLO or other securitization vehicle would not be secured by the assets of such CLO or other securitization vehicle, and we would rank behind all creditors thereof. A CLO or other securitization vehicle would likely be consolidated in our financial statements and consequently affect our asset coverage ratio, which may limit our ability to incur additional leverage. If we act as collateral manager to a securitization or retain equity (first-loss) tranches in a securitization, we may incur liability under collateral management agreements, face operational complexity in managing multiple tranches with different priorities, and experience concentrated loss risk in the retained equity positions. See “Item 1. Business—Regulation as a Business Development Company.”

Risks Relating to Our Shares

An investment in our Shares will have limited liquidity.

We do not intend to undertake a liquidity event and as a result, until any repurchase offer for our Shares, an investment in our Shares will have limited liquidity. There is currently no public market for our Shares, and a market for our Shares may never develop. Our Shares are not registered under the Securities Act or any state securities law and are restricted as to transfer by law and the terms of our subscription agreements with investors. Our shareholders generally may not sell, assign or transfer Shares without the prior written consent of the Adviser, which the Adviser may grant or withhold in its discretion. Except in limited circumstances for legal or regulatory purposes, our shareholders are not entitled to redeem their Shares. Our shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time.

There will be restrictions on the ability of holders of our Shares to transfer such Shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act.

We rely on an exemption from registration under the Securities Act and state securities laws in offering our Shares pursuant to a subscription agreement. As such, absent an effective registration statement under the Securities Act covering our Shares, such Shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with the prior written consent of the Adviser. Our Shares will have limited transferability which could delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Investors in our Shares could fail to fund their capital commitments when due.

We intend to call only a limited amount of capital commitments from investors in the private placement of our Shares upon each drawdown notice. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase Shares are fully funded.

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due, or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, to make appropriate distributions to our shareholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other shareholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

Although the Adviser will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, the Adviser’s ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage, defaults by investors or late payments of drawdown purchases and other factors. The Adviser’s management of cash balances could have a material effect on our performance.

We may have difficulty paying distributions, our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our shareholders out of assets legally available for distribution. There can be no assurance that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be made at the discretion of the Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure shareholders that we will make distributions in the future.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage requirement applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, restrictions and provisions in the SPV Credit Facility and any future credit facilities, as well as in the terms of any debt securities we may issue, may limit our ability to make distributions in certain circumstances.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of each shareholder's basis in our Shares and, assuming that an investor holds our Shares as a capital asset, thereafter as a capital gain.

Investing in our Shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, and higher volatility, or loss of principal than alternative investment options. Our investments in portfolio companies may be speculative.

The NAV of our Shares may fluctuate significantly.

The NAV of our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors may include, but are not limited to:

•changes in the value of our portfolio of investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•failure to maintain our qualification as a RIC for U.S. federal income tax purposes;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.

Because the private offering of our Shares is in its early stages, the majority of our Shares may be held by a limited number of entities.

While our Shares are held by a number of entities, because we have a limited operating history and our private offering is still in its early stages, our shareholder base may be more limited. As a result, the voting power of any one shareholder may be more concentrated until our Share ownership becomes more diversified, and any matters brought before our shareholders may be controlled by the vote of those shareholders.

U.S. Federal Income Tax Risks

We will be subject to U.S. federal income tax at corporate rates if we fail to qualify as, or maintain our qualification as, a RIC under subchapter M of the Code.

To qualify and thereafter maintain our tax treatment as a RIC under subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”
The source-of-income requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” (as defined in the Code).
The asset diversification requirement will be satisfied if at the end of each quarter of our taxable year (i) at least 50% of the value of our total assets are represented by cash and cash items, U.S. government securities, the securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and (ii) no more than 25% of the value of our assets are invested in securities of (a) any one issuer (other than U.S. government securities and securities of other RICs), of one issuer, (b) the securities (other than securities of other RICs) of any two or more issuers that are controlled, as determined under the applicable Code rules, by us and are engaged in the same or similar or related trades or businesses, or (c) the securities of one or more “qualified publicly traded partnerships,” as defined by the Code.
The distribution requirement for a RIC generally is satisfied if we timely distribute (or are deemed to timely distribute) at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. Because we utilize debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, become subject to U.S. federal income tax.
Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our tax treatment as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. No certainty can be provided that we will satisfy the requirements necessary to maintain our tax treatment as a RIC. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distributions to our shareholders and the amount of funds available for new investments.
Legislative or regulatory tax changes could have an adverse impact on us and our shareholders.

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are subject to ongoing review by the legislative branch, the Internal Revenue Service, and the U.S. Department of the Treasury. Legislative and regulatory changes to the Code and existing U.S. federal income tax regulations may be proposed or enacted from time to time. Any new legislation, U.S. Treasury regulations, administrative interpretations, or court decisions interpreting such legislation could impact the U.S. federal income tax consequences applicable to us and our shareholders. Investors are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our Shares.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as the accrual of OID. This may arise if we receive warrants in connection with the origination of a loan and in other circumstances, through contracted PIK interest (which represents contractual interest added to the loan balance and due at the end of the loan term). Such OID, which could be significant relative to our overall investment activities, and increases in loan balances as a result of contracted PIK arrangements, are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for, and maintain, our tax treatment as a RIC under subchapter M of the Code. In such circumstances, we may be required to sell investments at times and prices that we would not otherwise consider advantageous, raise additional debt or equity capital, or reduce new investment originations in order to satisfy these distribution requirements. If we are unable to obtain cash from other sources, we may fail to qualify for, or maintain, our tax treatment as a RIC and, consequently, may become subject to U.S. federal income tax at corporate rates.

Our portfolio investments may present special tax issues.
Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about certain issues, including when we may cease to accrue interest, original issue discount or market discount, when and to what extent certain deductions may be taken for bad debts or worthless equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. These and other issues may cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and may require us to make taxable distributions to our shareholders in order to maintain our RIC status or to avoid the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not correspond to cash received by us, we may be required to borrow funds or dispose of other investments to be able to make distributions to our shareholders. We will address these and other issues as necessary in order to minimize any U.S. federal income or excise taxes that we would otherwise incur.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on the cybersecurity policies and procedures implemented by the Adviser. The Adviser maintains a cybersecurity risk management program designed to identify, assess and manage risks associated with the use of information systems and the processing of sensitive data.
The Adviser maintains an internal technology team, led by its Director of Information Technology, and engages third-party service providers, including Abacus to support information technology operations. These third-party providers assist with the monitoring and management of the Adviser’s network and systems. The Adviser also utilizes cloud-based service providers to support various business function.
The Adviser maintains a Written Information Security Manual that establishes policies and procedures designed to safeguard the confidentiality, integrity and availability of its data. The Adviser’s cybersecurity program includes ongoing monitoring, risk assessments and controls designed to mitigate cybersecurity threats associated with both internal systems and third-party service providers.
Material Impact of Cybersecurity Risk

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively,” which should be read in conjunction with the information above.
Oversight of Cybersecurity Risk

Our cybersecurity risks and associated mitigations are evaluated by our management and the Adviser’s Director of Information Technology as needed, but no less frequently than annually. Management periodically reports to our Board on developments to the information security and cybersecurity risks we face. Reports include, among other things, an overview of Crestline’s controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us.
ITEM 2. PROPERTIES
We maintain our principal executive office at 201 Main Street, Suite 2100, Fort Worth, Texas 76102. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.
ITEM 3. LEGAL PROCEEDINGS
Neither we, our consolidated subsidiaries, nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or them. From time to time, we, our consolidated subsidiaries and/or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of any such legal proceedings cannot be predicted with certainty, we do not expect that such proceedings would have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Shares are offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D and/or Regulation S thereunder, as applicable. Our Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares.
Holders
As of March 17, 2026, there were approximately 46 holders of record of our Shares.
Sales of Unregistered Securities
Prior to the BDC Election Date, we issued 17,146,374 Shares to the shareholders of the Ramp Vehicle for a total of $342.9 million, and received $354.7 million in Capital Commitments from 46 investors. Of the $354.7 million in total Capital Commitments, we called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in capital commitments of shareholders in the Ramp Vehicle. As of the date hereof, we have received $49.5 million in total Capital Commitments from 59 investors and have not called capital since the BDC Election Date.
These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
Distributions
We have paid regular quarterly distributions commencing with the quarter ended December 31, 2025, the first full fiscal quarter after our election to be regulated as a business development company pursuant to the 1940 Act. Any distributions declared in the future will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition, in addition to the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Issuer Purchases of Equity Securities
We have commenced a share repurchase program in which we intend to repurchase in each quarter up to 5% of our outstanding Shares (either by number of Shares or aggregate NAV) as of the prior quarter.
The following table presents the share repurchase offers completed for the year ended December 31, 2025:

Offer Date	Tender Offer Expiration	Repurchase Price per Share(1)	Repurchased Amount	Shares Repurchased
December 19, 2025	January 21, 2026	$19.86	$—	—

(1)The purchase price for Shares tendered pursuant to the tender offer ended January 21, 2026 was the Company’s net asset value as of December 31, 2025. Although no Shares were repurchased pursuant to such tender offer, the purchase price is included in the table above to show the terms of the repurchase offer for the applicable period.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The information contained in this Management’s Discussion and Analysis should be read in conjunction with ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in ITEM 1A. RISK FACTORS. This discussion should also be read in conjunction with the “Forward-Looking Statements” in this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.
Overview
Crestline Lending Solutions, LLC is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle"). On September 2, 2025, (the "BDC Election Date"), we elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and intend to elect to be treated as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code (the "Code"). Prior to the BDC Election Date, the Ramp Vehicle operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. During its operations, the Ramp Vehicle completed an initial closing of capital commitments and purchased assets with initial proceeds from the initial shareholders of the Ramp Vehicle.
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
We are externally managed by Crestline Management, L.P. (the "Adviser"), which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the investment advisory agreement between us and the Adviser, dated as of December 1, 2025 (the "Investment Advisory Agreement"). The Adviser is registered as an investment adviser with the SEC. Under the administration agreement dated as of December 1, 2025 (the “Administration Agreement”) between us and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for us to operate, and we have agreed to reimburse the Administrator for the allocable portion of our overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator has engaged a third-party sub-administrator to assist in the provision of our administrative services.
Key Components of Our Results of Operations
Investments
We focus primarily on the direct origination of loans to lower and core middle-market companies domiciled in the United States.
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
Additionally, as a BDC, we are required to invest at least 70% of our total assets in “qualifying assets.” Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250.0 million. Further, to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements.
Revenues
We expect to generate revenue primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees and dividends on direct equity investments.
Our debt investments will generally bear interest at a floating rate usually determined on the basis of a benchmark, such as SOFR. Interest on these debt investments is generally paid quarterly. In some instances, we will receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of 30 some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also may reflect the proceeds of sales of securities. In addition, we may generate revenue in the form of commitment, origination, structuring, diligence, consulting or prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to portfolio companies and other investment related income.
Our primary uses of cash will be for (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) the cost of any borrowings or other financing arrangements, and (iv) cash distributions to the holders of our shares.
Expenses
Our primary operating expenses include the payment of fees to our Adviser under the Investment Advisory Agreement, expenses reimbursable under the Administration Agreement and other operating costs described below.
We will be responsible for all costs and expenses incurred in connection with our operations and locating, structuring, evaluating, consummating, maintaining and disposing of investments and potential investments (whether or not the acquisition is consummated), including but not limited to:
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
•direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors, third-party investor hosting and similar platforms and service providers, and outside legal costs; and
•all other expenses incurred by us, the Adviser or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent, office equipment, utilities and the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.
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
Hedging
We may enter into currency hedging contracts, interest rate hedging agreements such as futures, options, swaps and forward contracts, and credit hedging contracts, such as credit default swaps. However, no assurance can be given that such hedging transactions will be entered into or, if they are, that they will be effective.
Contractual Obligations
We have entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services, and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in Note 3–Agreements and Related Party Transactions in this Annual Report on Form 10-K.
We have entered into the Loan Agreement with Deutsche Bank (as defined below), and we may establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses and dividends declared. It is anticipated that any such credit facilities would bear interest at floating rates at to-be determined spreads, such as SOFR. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. We believe trends in the middle-market lending environment, including the limited availability of capital from traditional regulated financial institutions, strong demand for debt capital and specialized lending requirements, are likely to continue to create favorable opportunities for us to invest at attractive risk-adjusted rates.

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
Portfolio and Investment Activity
As of December 31, 2025, our portfolio based on fair value consisted of 83.8% first-lien debt investments, 10.8% second-lien debt investments, and 5.4% equity and other investments. As of December 31, 2024, our portfolio based on fair value consisted of 100.0% first-lien debt investments.
As of December 31, 2025 and December 31, 2024, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.8% and 11.0% respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.8% and 11.0%, respectively.
Our investment activity for the year ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024 is presented below (information presented herein is at par value unless otherwise indicated).

	Year Ended	From August 15, 2024 (Inception) through
($ in millions)	December 31, 2025	December 31, 2024(2)
Net funded investment activity
New gross commitments at par (1)	$479.6	$155.8
Net investments funded	425.2	92.0
Investments sold or repaid	56.4	0.2
Net funded investment activity	$368.8	$91.8

Gross commitments at par (1)
First-lien debt investments	$501.4	$155.8
Second-lien debt investments	56.0	—
Equity investments	14.4	—
Total gross commitments	$571.8	$155.8

Portfolio company activity
Portfolio companies, beginning of period	29	—
Number of new portfolio companies	46	29
Number of exited portfolio companies	7	—
Portfolio companies, end of period	68	29
Count of industries	17	16

New investment activity
Weighted average annual interest rate on new debt investments at par	9.8%	10.2%
Weighted average annual interest rate on new floating rate debt investments at par	9.6%	10.2%
Weighted average spread on new debt investments at par	5.8%	5.7%
Weighted average annual coupon on new debt investments at par	11.8%	10.2%
(1)Gross commitments at par includes unfunded investment commitments.
(2)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through December 31, 2024.

As of December 31, 2025 and December 31, 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024(1)
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$389.3	$388.6	$103.3	$103.9
Second-lien debt investments	50.1	49.8	—	—
Mezzanine debt investments	—	—	—	—
Equity and other investments	24.9	24.9	—	—
Total	$464.3	$463.3	$103.3	$103.9
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.
As of December 31, 2025 and December 31, 2024, we had no investments on non-accrual status.
The weighted average yields and interest rates of our performing debt investments at fair value as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024(1)
Weighted average total yield of debt and income producing securities (1)	10.8%	11.1%
Weighted average interest rate of debt and income producing securities	9.8%	10.1%
Weighted average spread over reference rate of all floating rate investments	5.8%	6.0%
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and December 31, 2024. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	December 31, 2025		December 31, 2024
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$453.8	97.9%	$103.9	100.0%
2	9.5	2.1%	—	—
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$463.3	100.0%	$103.9	100.0%
Results of Operations
From August 15, 2024 (Inception) through December 31, 2024, we were focused on formation and private offering activities during our operation as the Ramp Vehicle. Given the Ramp Vehicle's inception on August 15, 2024, the results of operations for the year ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024 are not comparable and, accordingly, no comparisons are discussed.
Operating results for the years ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024, were as follows:

	Year Ended	From August 15, 2024 (Inception) through
($ in millions)	December 31, 2025	December 31, 2024
Total investment income	$28.5	$2.3
Less: Net expenses	5.4	0.6
Net investment income before income taxes	23.1	1.7
Less: Income taxes, including excise taxes	0.1	—
Net investment income	23.0	1.7
Net realized gains (losses)	0.1	—
Net change in unrealized gains (losses)	(1.7)	0.6
Net increase (decrease) in net assets resulting from operations	$21.4	$2.3

Investment Income

	Year Ended	From August 15, 2024 (Inception) through
($ in millions)	December 31, 2025	December 31, 2024(1)
Interest from investments	$26.4	$2.2
Paid-in-kind interest income	1.7	—
Other income	0.4	—
Total investment income	$28.5	$2.2
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

For the years ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024, total investment income was $28.5 million and $2.2 million, respectively, as a result of the growth in our investment portfolio. Additionally, we commenced operations and began investing activities August 15, 2024.
Expenses
Operating expenses for the years ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024, were as follows:

	Year Ended	From August 15, 2024 (Inception) through
($ in millions)	December 31, 2025	December 31, 2024
Interest	$1.1	$—
Management fees	1.1	—
Incentive fees on net investment income	1.3	—
Incentive fees on net capital gains (losses)	—	—
Organizational expense	1.0	0.3
Offering expense	0.1	—
Professional fees	1.8	0.1
Directors’ fees	0.1	—
Other general and administrative (2)	0.6	0.2
Expense support (See Note 3)	(1.7)	—
Net Expenses	$5.4	$0.6

For the years ended December 31, 2025 and 2024, net expenses were $5.4 million and $0.6 million, respectively, as a result of the growth in our investment portfolio. Additionally, we commenced operations and began investing activities August 15, 2024.

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under subchapter M of the Code, and we operate in a manner so as to continue net realized to qualify for the tax treatment applicable to RICs. To qualify as a RIC, we must, among other things, distribute to our shareholders in each taxable year at least the sum of (i) 90% of our investment company taxable income, as defined by the Code, and (ii) 90% of our net tax-exempt income for that taxable year. To maintain our RIC status, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from U.S. federal income taxes imposed at corporate rates.
Depending on the level of taxable income earned in a tax year, we can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay U.S. federal income tax, and possibly the nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we accrue excise tax on estimated excess taxable income.
For the year ended December 31, 2025, we recorded a net expense of $0.1 million for U.S. federal excise tax and other taxes.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the year ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024:

	Year Ended	From August 15, 2024 (Inception) through
($ in millions)	December 31, 2025	December 31, 2024(1)
Net realized gains (losses) on investments	$0.1	$—
Net Realized Gains (Losses) (2)	$0.1	$—

Change in unrealized gains on investments	$2.2	$0.7
Change in unrealized (losses) on investments	(3.8)	(0.1)
Net Change in Unrealized Gains (Losses) on Investments	$(1.6)	$0.6
(1)As of December 31, 2024, the Company had not yet elected to be regulated as a BDC and was operating as the Ramp Fund, a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of 1940 Act.

For the year ended December 31, 2025, we had net realized gains on investments of $0.1 million. For the period from August 15, 2024 (Inception) through December 31, 2024, we had no realized gains or losses on investments.
For the year ended December 31, 2025, we had $2.2 million in unrealized gains, which was offset by $3.8 million in unrealized losses. For the period from August 15, 2024 (Inception) through December 31, 2024, we had $0.7 million in unrealized gains, which was offset by $0.1 million in unrealized losses.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are derived primarily from (i) the proceeds from capital drawdowns of our privately placed capital commitments, (ii) advances from the SPV Credit Facility, and (iii) cash flows from operations. The primary uses of our cash and cash equivalents are:
•investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;
•the cost of operations (including paying our Adviser);
•debt service, repayment, and other financing costs; and
•cash dividends to the holders of our shares.

We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of the SPV Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. For more information, see “Key Components of Our Results of Operations —Leverage” above. As of December 31, 2025 our asset coverage ratio was 246.8%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under the SPV Credit Facility to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of December 31, 2025, taken together with cash available under the SPV Credit Facility and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had approximately $156.1 million of availability on our the SPV Credit Facility, subject to asset coverage limitations.
As of December 31, 2025, we had $25.9 million in cash and cash equivalents. During the year ended December 31, 2025, we used $351.8 million in cash from operating activities primarily attributable to funding portfolio investments of $414.2 million, which was offset by repayments and proceeds from investments of $56.5 million and an increase in net assets resulting from operations of $21.4 million. Cash provided by financing activities was $328.6 million during the period was primarily due to borrowings of $143.4 million and proceeds from the issuance of shares to members of the Ramp Vehicle of $187.0 million.
Equity
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. Prior to our election to be regulated as a BDC and during our operations as the Ramp Vehicle, we issued interests to investors in the Ramp Vehicle based on such investors’ capital commitments to the Ramp Vehicle. Prior to the BDC Election Date, we sold 17,146,374 Shares to the shareholders of the Ramp Vehicle for a total of $342.9 million, and received $354.7 million in Capital Commitments from 46 investors.Of the $354.7 million in total Capital Commitments, we called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in capital commitments of shareholders in the Ramp Vehicle. As of December 31, 2025, we have received Capital Commitments totaling $392.4 million ($49.5 million remaining undrawn).
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
For further details, see “Note 6. Debt” to our consolidated financial statements included in this Annual Report on Form 10-K.

Our debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Credit Facility	$300.0	$143.9	$156.1	$142.9
Total Debt	$300.0	$143.9	$156.1	$142.9
(1)The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility.
The SPV Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.
As of December 31, 2025, we and CL SPV were in compliance with the terms of the Loan Agreement. We intend to continue to utilize the SPV Credit Facility to fund investments and for other general corporate purposes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
7050 Rime Village Owner, LLC - Delayed Draw(3)	$0.0	$—
A&J Holdco, LLC - Delayed Draw & Revolver	3.7	—
Aeritek Global Holdings, LLC - Revolver	0.7	—
Afore Insurance Services, LLC - Delayed Draw & Revolver	0.3	3.3
Alcrete, LLC - Delayed Draw & Revolver	2.9	—
Align ENTA Management Services, LLC - Delayed Draw & Revolver	0.9	3.2
Ark Data Centers, LLC - Delayed Draw & Revolver	2.2	3.0
Arrow, Inc. - Delayed Draw & Revolver	2.3	—
Attigo Health, LLC - Revolver	0.6	—
Best Practice Associates, LLC - Revolver	0.6	0.6
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	4.1	—
By Light Professional IT Services, LLC - Revolver	0.4	—
Chirisa Volo, LLC - Delayed Draw	—	6.1
Crete PA Holdco, LLC - Delayed Draw & Revolver	4.5	1.7
CX Institutional, LLC - Delayed Draw	3.4	0.7
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	4.2	—
Fabletics, Inc. - Delayed Draw	0.4	—
FreshPure Buyer, Inc. - Delayed Draw	4.7	—
Galaxy Helios I, LLC - Delayed Draw	5.2	—
Garden Owner, LLC - Delayed Draw	—	0.1
Gas Media Holdings, LLC - Delayed Draw & Revolver	2.3	—
Govos Intermediate Holdings - Revolver	—	0.2
IXOPay, Inc. - Delayed Draw & Revolver	3.5	—
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1.6	—
Jitterbit, Inc. - Revolver	0.1	0.2
Kelso Industries, LLC - Delayed Draw	—	2.7
Mist Holding Co. - Delayed Draw & Revolver	3.6	4.5
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1.6	1.6
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	0.8	—
One East Camelback, LLC - Delayed Draw	4.5	—
OPLTD Glenwillow, LLC - Delayed Draw	—	1.3
Payrange, LLC - Revolver	0.6	0.6
PT&C Group, LLC - Delayed Draw & Revolver	7.8	2.2
SDG Mgmt Company, LLC - Delayed Draw & Revolver	2.3	10.1
Sensei Holdco, LLC - Delayed Draw & Revolver	2.9	—
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3.8	—
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	3.5	—
The Marlowe Apartments, LLC - Delayed Draw	1.1	—
TickPick Intermediate Holdings, LLC - Revolver	0.2	0.2
TMC Buyer, Inc. - Delayed Draw	—	0.4
Top Rx, LLC - Revolver	0.6	1.1
UltraViolet Cyber, Inc. - Delayed Draw	6.0	—
US Signal Company, LLC - Delayed Draw & Revolver	0.6	1.1
Vacation Rental Brands, LLC - Delayed Draw & Revolver	—	4.0
Vehicle Management Services, LLC - Revolver	0.3	—
WHI Global, LLC - Revolver	0.3	—
Willow Breeze, LLC - Delayed Draw	0.1	1.5
Total Portfolio Company Commitments (1)(2)	$89.2	$50.5
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
(3)Value rounds to less than $0.1 million.

Other Commitments and Contingencies
As of December 31, 2025 and December 31, 2024, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025 and December 31, 2024, management was not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, our Adviser provides us with investment advisory and management services. For these services, we pay the Management Fee and the Incentive Fee.
Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. We reimburse the Administrator for the allocable portion (subject to the review and approval of our Board) of expenses incurred by it in performing its obligations under the Administration Agreement, and the fees and expenses associated with performing compliance functions. Such reimbursable amounts include the allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, who provide operational and administrative services to us pursuant to the Administration Agreement. We reimburse the Administrator for the allocable portion of the compensation paid by the Administrator to such individuals based on a percentage of time those individuals devote, on an estimated basis, to our business and affairs. We may also reimburse the Administrator for the allocable portion of overhead expenses (including rent, office equipment and utilities) attributable to us. The Administrator also offers on our behalf significant managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.
Contractual Obligations
A summary of our contractual payment obligations as of December 31, 2025 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Credit Facility	$143.9	$143.9	$—	$—	$—
Total Contractual Obligations	$143.9	$143.9	$—	$—	$—
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
New Investment Advisory Agreement
On September 5, 2025, the Adviser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rithm Capital Corporation and certain of its affiliates (“Rithm”), pursuant to which Rithm acquired the Adviser and certain of its affiliated entities (the “Transaction”). Following the closing of the Transaction, which occurred on December 1, 2025, Rithm became the owner of the Adviser. Although the ownership of the Adviser changed as a result of the Transaction, there are expected to be no changes to the investment advisory services performed by the Adviser for us as a result of the Transaction. The Adviser’s current management team is expected to continue to determine the investment strategies and policies of the Adviser following the consummation of the Transaction.
Pursuant to Section 15 of the 1940 Act, the Transaction was deemed to result in a change of control of the Adviser, resulting in the termination of the prior Investment Advisory Agreement dated September 2, 2025, in accordance with its terms (the “Prior Investment Advisory Agreement”). In anticipation of the automatic termination of the Prior Investment Advisory Agreement upon the closing of the Transaction, on October 22, 2025 the Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”), voted to approve a new investment advisory agreement (the " Investment Advisory Agreement") by and between us the Adviser, subject to shareholder approval. The Investment Advisory Agreement is identical to the Prior Investment Advisory Agreement, including with respect to the Management Fee and Incentive Fee payable by us to the Adviser, except that the initial term will begin upon the execution of the Investment Advisory Agreement. The Company's shareholders approved the Investment Advisory Agreement on November 21, 2025, and the Investment Advisory Agreement took effect upon the closing of the Transaction on December 1, 2025.
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
The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether we exceed an annual expense cap equal to a percentage of our NAV (the “Annual Expense Cap”). For example, if the Annual Expense Cap in place was 1.35%, and we incurred expenses equivalent to 1.35% plus 25 basis points of our NAV during a given quarter, the Adviser would make an Expense Payment equivalent to the 25 basis points. In addition, if we incur expenses equivalent of 1.35% less 25 basis points in a given quarter, we would have the obligation to reimburse the Adviser up to 25 basis points of our NAV to the extent it does not exceed the total amount of reimbursable expenses due to the Adviser. The calculation of the Annual Expense Cap has been appropriately pro rated for our initial period of operations. See Note 3–Agreements and Related Party Transactions in this Annual Report on Form 10-K for further details on the Expense Support Agreement.
Critical Accounting Estimates
The preparation of our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) will require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation as our most critical accounting estimate. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions.
Investments at Fair Value
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
U.S. Federal Income Taxes
We elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated as a RIC under the Code. So long as we maintain our status as a RIC, we will generally not be subject to U.S. federal income or excise taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. As a result, any tax liability related to income earned and distributed by us represents obligations of our shareholders and will not be reflected in our consolidated financial statements.
We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. Our 2024 tax year return remains subject to examination by the relevant federal, state, and local tax authorities.

Our accounting policy on income taxes is critical because if we are unable to maintain our status as a RIC, we would be required to record a provision for U.S. federal income taxes imposed at corporate rates which may be significant to our financial results.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk and interest rate risk. Additionally, uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, geopolitical conditions, including the ongoing conflict between Russia and Ukraine, the turmoil in Europe and the Middle East and the failure of major financial institutions, has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025 and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 28, 2026 meeting. These reductions represent cumulative cuts of 75 basis points during 2025. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upward adjustments to the federal funds rate in the future. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a sustained reductions in interest rates would reduce our gross investment income and could result in a decrease in our net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates on our borrowings.
As of December 31, 2025, 87.6% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 93.2% of these subject to interest rate floors. The SPV Credit Facility also bears interest at a floating rate.
Assuming that our balance sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$12.4	$4.3	$8.1
Up 200 basis points	$8.2	$2.9	$5.3
Up 100 basis points	$4.1	$1.4	$2.7
Down 25 basis points	$(1.0)	$(0.4)	$(0.6)
Down 50 basis points	$(2.0)	$(0.7)	$(1.3)
This analysis reflects sensitivity to interest rate fluctuations but does not incorporate possible changes in the credit market, differences in credit quality, portfolio size and composition, or other business developments that could affect net income. As a result, actual outcomes may be different from those described in the analysis above.
In the future, we may employ various hedging instruments—including additional interest rate swaps, futures, options, and forward contracts—to manage interest rate fluctuations. Although these hedging strategies are intended to reduce exposure to adverse movements in interest rates, certain transactions, such as interest rate swap agreements, may also restrict our ability to realize potential benefits from favorable changes in interest rates related to our portfolio investments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CRESTLINE LENDING SOLUTIONS, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID:185)	F-2

Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024	F-3

Consolidated Statement of Operations for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-4

Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	F-5

Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-11

Consolidated Statement of Cash Flows for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-12

Notes to Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Crestline Lending Solutions, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Crestline Lending Solutions, LLC and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and the period from August 15, 2024 (Inception) through December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and the period from August 15, 2024 (Inception) through December 31,2024 , in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the underlying investees, brokers, transfer agents and agent banks; when replies were not received, we performed appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
Fort Worth, Texas
March 17, 2026

Crestline Lending Solutions, LLC
Consolidated Balance Sheet
(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024(1)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $464,320 and $103,310, respectively)	$463,295	$103,947
Cash and cash equivalents	25,850	49,084
Interest receivable	3,395	775
Prepaid expenses and other assets	7,591	51
Total Assets	$500,131	$153,857
Liabilities
Debt (net of deferred financing cost of $521,000 as of December 31, 2025)	$142,902	$—
Management fees payable to affiliate	856	—
Incentive fees on net investment income payable to affiliate	1,028	—
Other payables to affiliate	147	—
Dividends payable	8,820	—
Investment payable	2,862	10,689
Other liabilities	2,904	912
Total Liabilities	159,519	11,601
Commitments and contingencies (Note 7)
Net Assets
Members' Capital	—	142,256
Paid-in capital (unlimited shares authorized, 17,146,374 shares issued and outstanding as of December 31, 2025)	347,434	—
Distributable earnings	(6,822)	—
Total Net Assets	340,612	142,256
Total Liabilities and Net Assets	$500,131	$153,857
Net Asset Value Per Share	$19.86	N/A
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

Crestline Lending Solutions, LLC
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended	From August 15, 2024 (Inception) through
	December 31, 2025	December 31, 2024
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$26,362	$2,238
Paid-in-kind interest income	1,712	—
Other income	435	19
Total Investment Income	28,509	2,257
Expenses
Interest	1,067	—
Management fees	1,126	—
Incentive fees on net investment income	1,300	—
Organizational expense	967	279
Offering expense	82	—
Professional fees	1,807	115
Directors’ fees	94	—
Other general and administrative	594	244
Total expenses	7,037	638
Expense support (See Note 3)	(1,665)	—
Net Expenses	5,372	638
Net Investment Income Before Income Taxes	23,137	1,619
Income taxes, including excise taxes	98	—
Net Investment Income	23,039	1,619

Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,662)	637
Total net change in unrealized gains (losses)	(1,662)	637
Realized gains (losses):
Non-controlled, non-affiliated investments	58	—
Total net realized gains (losses)	58	—
Total Net Unrealized and Realized Gains (Losses)	(1,604)	637
Increase (Decrease) in Net Assets Resulting from Operations	$21,435	$2,256
(1)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) from the date of its formation through the year ended December 31, 2024.).
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	10,890		$10,736	$10,727	3.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	424		408	417	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.22%	5,888		5,799	5,888	1.7%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.57%	9,311		9,163	9,328	2.7%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	10.10%	11,155		10,827	10,821	3.2%
	Equity Interest	11/14/2025						66	66	67	—%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.57%	7,153		6,997	6,610	1.9%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.57%	10,587		10,391	10,343	3.0%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	2,589		2,567	2,589	0.8%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	209		205	209	0.1%
									57,159	56,999	16.6%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	8.93%	6,928		6,820	6,865	2.0%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.47%	10,143		9,980	9,991	2.9%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.52%	7,804		7,637	7,726	2.3%
Cleanova Midco Limited(3)(10)	First-lien loan	6/12/2025	6/12/2032	SOFR +	4.75%	8.48%	10,613		10,263	10,146	3.0%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	4.75%	8.57%	3,000		2,925	2,961	0.9%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.64%	4,838		4,762	4,795	1.4%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	5,390		5,314	5,374	1.6%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.22%	31		(72)	31	—%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	827		795	825	0.2%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.99%	5,529		5,420	5,447	1.6%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	7.82%	10,914		10,483	10,719	3.1%
									64,327	64,880	19.0%
Consumer Durables & Apparel
Fabletics, Inc.(3)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.34%	9,693		9,504	9,499	2.8%
									9,504	9,499	2.8%
Consumer Services
AMC Entertainment Holdings, Inc.(3)(4)(8)(10)	First-lien loan	8/20/2024	1/4/2029	SOFR +	7.00%	10.73%	9,180		9,110	9,215	2.7%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.73%	2,217		2,179	2,211	0.6%
Shutterfly, Inc.(3)(8)(10)	Second-lien loan	9/10/2025	10/1/2027	SOFR +	5.00%	8.82%	11,887		11,336	11,389	3.3%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.57% (incl 1.85% PIK)	6,882		6,822	6,827	2.0%
									29,447	29,642	8.6%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	6.00%	9.72%	1,787		1,720	1,801	0.5%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,007		6,070	6,025	1.8%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,962	1,962	1,945	0.6%
Farrell & Fuller, LLC(5)(10)	First-lien loan	3/31/2025	3/31/2028		11.50%	11.50%	5,662		5,664	5,662	1.7%
									15,416	15,433	4.6%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.08%	8,616		8,442	8,527	2.5%
CL FLS A, L.P.(3)	Equity Interest	12/22/2025	12/22/2031						10,586	10,605	3.1%
FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.25%	9.05%	9,469		9,292	9,326	2.7%

Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.52%	10,094		9,504	7,886	2.3%
									37,824	36,344	10.6%
Healthcare Equipment & Services
Align ENTA Management Services, LLC (3)(10)	First-lien loan	9/13/2024	6/30/2028	SOFR +	5.00%	8.72%	2,735		2,711	2,734	0.8%
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	3/17/2030		16.00%	16.00% (incl 10.00% PIK)	3,294		3,214	3,189	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	8.97%	5,117		5,039	5,000	1.5%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.92%	7,029		6,956	7,085	2.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.94%	281		271	281	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.17%	12,307		11,115	10,884	3.2%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	7,535		7,439	7,535	2.2%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	157		150	157	—%
									36,895	36,865	10.8%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	5.00%	8.74%	2,213		2,184	2,195	0.6%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.50%	9.22%	3,675		3,640	3,679	1.1%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025							10,019	10,008	2.9%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.66%	5,174		5,066	5,019	1.5%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/10/2030	SOFR +	6.51%	10.23%	3,307		3,246	3,284	1.0%
									24,155	24,185	7.1%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	4,548		4,457	4,475	1.3%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	254		241	250	0.1%
									4,698	4,725	1.4%
Media & Entertainment
Broadsign International Holding Company	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,219	10,195	3.0%
	Warrants	11/24/2025						202	1,800	1,800	0.5%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	8,234		8,109	8,119	2.4%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	59		51	58	—%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	12,318		11,746	11,578	3.4%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	8.67%	3,054		3,002	3,084	0.9%
									34,927	34,834	10.2%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.95%	9,433		9,279	9,141	2.7%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.92%	528		511	512	0.2%
									9,790	9,653	2.9%
Real Estate Management & Development
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.23%	4,389		4,335	4,334	1.3%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.45%	7.10%	7,263		7,204	7,227	2.1%
CMM Investments 137 Canton, LLC (3)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	7.88%	4,752		4,706	4,706	1.4%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	6/27/2026	SOFR +	9.25%	13.50% (incl 6.50% PIK)	3,756		3,756	3,765	1.1%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	5,519		5,519	5,486	1.6%
The Marlowe Apartments, LLC(10)	First-lien loan	8/27/2025	9/1/2028		11.00%	11.00%	2,722		2,722	2,735	0.8%
Carrollton Preferred, LLC(9)	Preferred	8/27/2025						445	445	469	0.1%
Willow Breeze, LLC(3)(10)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75% (incl PIK)	6,577		6,576	6,577	1.9%
									35,263	35,299	10.3%
Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	4,516		4,425	4,330	1.3%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	328		316	314	0.1%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	9.97%	7,194		7,150	7,187	2.1%

CL Thematic, L.P. (9)	Equity Interest	12/23/2025						—	2	—%
Emergence Mobility Technologies, Inc(3)	First-lien loan	12/23/2025	12/18/2030	SOFR +	8.50%	12.23% (inc 3.50% PIK)	5,589	5,395	5,449	1.6%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.48%	8,826	8,582	8,747	2.6%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.87%	6,235	6,165	6,229	1.8%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.52% (incl 3.50% PIK)	1,503	1,475	1,452	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.55%	154	150	149	—%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.17%	7,237	7,150	7,194	2.1%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	6.00%	9.84%	4,972	4,818	4,873	1.4%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.40%	3,063	3,036	3,070	0.9%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.35%	10,864	10,354	10,018	2.9%
								59,016	59,014	17.2%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.72%	6,024	5,973	5,964	1.8%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	10.67%	10,890	10,620	10,555	3.1%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.72%	7,890	7,673	7,731	2.3%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761	3,682	3,689	1.1%
Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	8,501	8,379	8,374	2.5%
	First-lien revolving loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	489	477	481	0.1%
								20,211	20,275	6.0%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	9.84%	9,230	9,095	9,129	2.7%

Total Investments								$464,320	$463,295	135.7%

Cash Equivalents
State Street Institutional U.S. Government Fund								22,877	22,877	6.7%

Total Investments and Cash Equivalents								$487,197	$486,172	142.4%

(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2025, the Company does not identify any of its portfolio companies as affiliates.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.
(4)This portfolio company is considered a "non-qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Non-qualifying assets at fair value represented 6.6% of total assets as of December 31, 2025.
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

(7)As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $465.0 million resulting in estimated gross unrealized gains and losses of $1.6 million and $3.3 million, respectfully.
(8)This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.
(9)This investment is non-income producing.
(10)Investment, or a portion thereof, is held by CL LSF SPV I, LLC, and is pledged as collateral supporting the amounts outstanding under the SPV Credit Facility (see Note 6).

The accompanying notes are an integral part of these consolidated financial statements

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of December 31, 2024
(Amounts in thousands, except share amounts)

Company (1)(6)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par / Units	Amortized Cost (2)	Fair Value (4)	Percentage of Net Assets
Communications
TickPick Intermediate Holdings, LLC (3)	First-lien loan	09/6/2024	04/1/2030	SOFR +	5.25%	9.58%	3,069	$3,006	$3,032	2.1%
								3,006	3,032	2.1%
Consumer Discretionary
AMC Entertainment Holdings, Inc. (3)(5)	First-lien loan	08/20/2024	01/4/2029	SOFR +	7.00%	11.36%	6,070	6,051	6,183	4.4%
Mountainside Fitness Acquisitions, LLC (3)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	9.30%	2,234	2,187	2,201	1.6%
Vacation Rental Brands, LLC (3)	First-lien loan	10/17/2024	09/6/2031	SOFR +	5.25%	9.58%	3,334	3,304	3,303	2.3%
	First-lien revolving loan	10/17/2024	09/6/2031	SOFR +	5.25%	9.58%	95	92	94	0.1%
								11,634	11,781	8.3%
Consumer Staples
Heritage Grocers Group, LLC (3)(5)	First-lien loan	12/20/2024	08/1/2029	SOFR +	6.75%	11.18%	3,218	3,073	3,076	2.2%
								3,073	3,076	2.2%
Financials
Afore Insurance Services, LLC (3)	First-lien loan	09/6/2024	09/6/2029	SOFR +	6.00%	10.44%	1,495	1,449	1,483	1.0%
CX Institutional, LLC (3)	First-lien loan	09/6/2024	06/18/2029	SOFR +	5.75%	10.11%	1,339	1,298	1,311	0.9%
Garden Owner, LLC (3)	First-lien loan	12/30/2024	06/27/2026	SOFR +	4.34%	14.09% (incl. 7% PIK)	3,703	3,703	3,703	2.6%
Likewize Corp. (3)(5)	First-lien loan	08/16/2024	08/15/2029	SOFR +	5.75%	10.05%	5,342	5,204	5,236	3.7%
NMHP Knoxville Owner (3)	First-lien A-2 Note	09/26/2024	09/1/2026	SOFR +	5.50%	9.00%	5,516	5,516	5,516	3.9%
OPLTD Glenwillow, LLC	First-lien loan	09/16/2024	07/1/2026		12.20%	12.20%	3,312	3,312	3,312	2.3%
Willow Breeze, LLC (3)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75%	5,135	5,131	5,119	3.7%
								25,613	25,680	18.1%
Healthcare
Align ENTA Management Services, LLC (3)	First-lien loan	09/13/2024	06/30/2028	SOFR +	5.00%	9.36%	434	414	430	0.3%
Mist Holding Co. (3)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.59%	4,502	4,439	4,457	3.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	9.59%	281	270	278	0.2%
SDG Mgmt Company, LLC (3)	First-lien loan	12/6/2024	07/1/2028	SOFR +	5.50%	—%	—	(78)	—	0.0%
Top Rx, LLC (3)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.60%	9,528	9,317	9,337	6.6%
								14,362	14,502	10.2%
Industrials
Best Practice Associates, LLC (3)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	11.08%	7,882	7,676	7,685	5.5%
Crete PA Holdco, LLC (3)	First-lien loan	11/26/2024	11/26/2030	SOFR +	5.00%	9.52%	1,502	1,465	1,479	1.0%
Kelso Industries, LLC (3)(5)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	10.09%	7,027	6,886	6,886	4.8%
Meritum Energy Holdings, LP (3)	First-lien loan	12/6/2024	12/6/2028	SOFR +	7.50%	11.93%	4,198	4,115	4,114	2.9%
PT&C Group, LLC (3)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.84%	4,245	4,132	4,170	2.9%
Tank Holding Corp. (3)(5)	First-lien loan	11/14/2024	03/31/2028	SOFR +	5.75%	10.25%	2,211	2,191	2,178	1.5%
TMC Buyer Inc. (3)(5)	First-lien loan	10/25/2024	10/25/2030	SOFR +	5.00%	9.57%	4,629	4,580	4,670	3.3%
								31,045	31,182	21.9%
Technology
Ark Data Centers, LLC (3)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	9.08%	3,977	3,863	3,898	2.7%
Chirisa Volo, LLC (3)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	10.55%	1,069	1,002	1,059	0.8%
Govos Intermediate Holdings, LLC (3)	First-lien loan	09/6/2024	07/25/2029	SOFR +	4.00%	10.75% (incl. 2% PIK)	3,646	3,574	3,580	2.5%
Jitterbit, Inc. (3)	First-lien loan	09/6/2024	03/3/2028	SOFR +	6.00%	14.17% (incl. 3.50% PIK	1,432	1,387	1,376	1.0%
Payrange, LLC (3)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.25%	9.61%	2,325	2,296	2,302	1.6%
US Signal Company, LLC (3)	First-lien loan	09/3/2024	09/3/2029	SOFR +	5.50%	10.07%	2,489	2,455	2,479	1.7%
								14,577	14,694	10.3%

Total Investments								$103,310	$103,947	73.1%

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

Crestline Lending Solutions, LLC
Consolidated Statement of Changes in Net Assets
(Amounts in thousands, except share amounts)

	Year Ended	From August 15, 2024 (Inception) through
	December 31, 2025	December 31, 2024(1)
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,039	$1,619
Net realized gain (loss) on investments	58	—
Net change in unrealized gains (losses)	(1,662)	637
Net increase (decrease) in net assets resulting from operations	21,435	2,256
Shareholder distributions:
Distributions declared from distributable earnings	(8,820)	—
Net increase (decrease) in net assets resulting from shareholder distributions	(8,820)	—
Capital transactions:
Capital contributions	187,045	140,000
Distribution of members' capital	(1,304)	—
Net increase (decrease) in net assets resulting from capital share transactions	185,741	140,000
Total increase (decrease) in net assets	198,356	142,256
Net assets, beginning of period	142,256	—
Net assets, end of period	$340,612	$142,256
(1)Represents the Company’s period of operations as the Ramp Vehicle from the date of its formation through the fiscal quarter ended December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statement of Cash Flows
(Amounts in thousands)

	Year Ended	From August 15, 2024 (Inception) through
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$21,435	$2,256
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses	1,662	(637)
Net realized (gains) losses on investments	(58)	—
Net amortization of discount on investments	(1,734)	—
Amortization of deferred financing costs	29	—
Accretion of discount on debt	13	—
Purchases and originations of investments, net	(414,245)	(93,277)
Proceeds from investments, net	9,899	—
Repayments on investments	46,594	656
Paid-in-kind interest capitalized	(1,466)	—
Changes in operating assets and liabilities:
Interest receivable	(2,620)	(775)
Prepaid expenses and other assets	(7,540)	(51)
Management fees payable to affiliate	856	—
Incentive fees on net investment income payable to affiliate	1,028	—
Other payables to affiliates	147	—
Investment payables	(7,827)	—
Other liabilities	1,992	912
Net Cash Provided by (Used in) Operating Activities	(351,835)	(90,916)
Cash Flows from Financing Activities
Borrowings on debt	143,410	—
Deferred financing costs	(550)	—
Distribution of members' capital	(1,304)	—
Capital calls	187,045	140,000
Net Cash Provided by (Used in) Financing Activities	328,601	140,000
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(23,234)	49,084
Cash, cash equivalents and restricted cash, beginning of period	49,084	—
Cash, Cash Equivalents and Restricted Cash, End of Period	$25,850	$49,084

Supplemental Information:
Interest paid during the period	$408	$—
Dividends declared during the period	$8,820	$—
(1)Represents the Company’s period of operations as the Ramp Vehicle from the date of its formation through the fiscal quarter ended December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Notes to Consolidated Financial Statements
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
The Company is externally managed by Crestline Management, L.P. (the "Adviser"), which manages the Company’s day-to-day operations and provides the Company with investment advisory services pursuant to the terms of the investment advisory agreement between the Company and the Adviser, dated as of December 1, 2025 (the "Investment Advisory Agreement").
The Adviser is registered as an investment adviser with the SEC. Under the administration agreement (as amended and restated, the “Administration Agreement”) between the Company and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for the Company to operate, and the Company has agreed to reimburse the Administrator for the allocable portion of its overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, its allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staff. The Administrator has engaged a third-party sub-administrator to assist in the provision of the Company’s administrative services.
On July 22, 2025, the Company formed a wholly owned subsidiary, CL LSF SPV I, LLC, a Delaware limited liability company. On October 3, 2025, the Company formed a wholly owned subsidiary, CL LSF Blocker, LLC, a Delaware limited liability company.

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

Basis of Consolidation
As provided under ASC 946, the Company will not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.
The Company consolidated the results of its wholly owned subsidiaries, CL LSF SPV I, LLC and CL LSF Blocker, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents are held at major financial institutions, which at times may exceed U.S. federally insured limits. Cash and cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. As of December 31, 2025, the Company held cash and cash equivalents totaling $25.9 million, of which 22.9 million are cash equivalents. As of December 31, 2024, the Ramp Vehicle held cash equivalents totaling $49.1 million.
Prepaid Expenses and Other Assets
As of December 31, 2025, prepaid expenses and other assets includes $4.1 million in prefunding for an investment that closed in January.
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
Debt Issuance Costs
The Company records origination and other expenses related to its debt obligations as deferred financing costs, which are presented as a direct deduction from the carrying value of the related debt liability. These expenses are deferred and amortized over the stated maturity of the debt obligation.

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
As of December 31, 2025 and December 31, 2024, the Company had no investments on non-accrual status.
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
Income Taxes, Including Excise Taxes
The Company intends to elect to be treated as a RIC under subchapter M of the Code, and the Company intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year at least the sum of (i) 90% of its investment company taxable income, as defined by the Code, and (ii) 90% of its net tax-exempt income for that taxable year. To maintain its RIC status, the Company, among other things, has made and intends to continue to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. As of December 31, 2025, the Company did not have any uncertain tax positions that met the recognition or measurement criteria, nor did the Company have any unrecognized tax benefits. The Company's 2024 tax year returns remain subject to examination by relevant federal, state, and local tax authorities.
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

For the year ended December 31, 2025, the Company recorded a net expense of less than $0.1 million for U.S. federal excise tax and other taxes. No excise tax was recorded by the Ramp Vehicle from Inception through December 31, 2024.
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
Recent Accounting Standards and Regulatory Updates
The Company considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB"). ASU's not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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

3. Agreements and Related Party Transactions
Administration Agreement
On the BDC Election Date, the Company entered into the Administration Agreement with the Administrator, which was approved by the Board at its organizational meeting on August 19, 2025 (as amended and restated on December 1, 2025, the “Administration Agreement”). In connection with the Transaction (as defined below) between Rithm Capital Corporation and the Adviser, the Administration Agreement was amended and restated on December 1, 2025 in order to have the same term as the Investment Advisory Agreement (as discussed below). No other terms of the Administration Agreement were changed. Under the terms of the Administration Agreement, the Administrator is responsible for providing the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Company will pay the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including the allocable portion of the cost of it's Chief Financial Officer and Chief Compliance Officer and their respective staffs. State Street Bank and Trust Company provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for such services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of its officers who provide operational and administrative services to us pursuant to the Administration Agreement, their respective staff and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts including but not limited to the allocable portion of compensation, overhead and other expenses paid by the Adviser or its affiliates for the Company’s Chief Financial Officer, compliance and other professionals who provide operational and administrative services to the Company pursuant to the Administration Agreement. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.
For the years ended December 31, 2025 and December 31, 2024 the Company incurred $0.3 million and $0.0 million for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.
Investment Advisory Agreement
On the BDC Election Date, the Company entered into an Investment Advisory Agreement with the Adviser, which was approved by the Board at its organizational meeting on August 19, 2025 (the “Prior Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement (as defined below), the Adviser provides investment advisory services to the Company. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory Agreement, the Company pays the Adviser a base management fee (the “Management Fee”) and may also pay an incentive fee based on income and an incentive fee based on capital gains (collectively, the “Incentive Fee”).
On September 5, 2025, the Adviser entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Rithm Capital Corporation and certain of its affiliates (“Rithm”), pursuant to which Rithm acquired the Adviser and certain of its affiliated entities (the “Transaction”). Following the closing of the Transaction, which occurred on December 1, 2025, Rithm became the owner of the Adviser. Although the ownership of the Adviser changed as a result of the Transaction, there are expected to be no changes to the investment advisory services performed by the Adviser for the Company as a result of the Transaction.
Pursuant to Section 15 of the 1940 Act, the Transaction was deemed to result in a change of control of the Adviser, resulting in the termination of the Prior Investment Advisory Agreement in accordance with its terms. In anticipation of the automatic termination of the Prior Investment Advisory Agreement upon the closing of the Transaction, on October 22, 2025, the Board, including a majority of the directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the "Independent Directors"), voted to approve a new investment advisory agreement (the "Investment Advisory Agreement") by and between the Company and the Adviser, subject to shareholder approval. The Investment Advisory Agreement is identical to the Prior Investment Advisory Agreement, including with respect to the Management Fee and Incentive Fee payable by the Company to the Adviser, except that the initial term began upon the execution of the Investment Advisory Agreement. The Company's shareholders approved the Investment Advisory

Agreement on November 21, 2025, and the Investment Advisory Agreement took effect upon the closing of the Transaction on December 1, 2025.
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
For the year ended December 31, 2025, Management Fees were $1.1 million.
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

(ii)The second component, payable at the end of each fiscal year in arrears, equals 12.5% of cumulative realized capital gains from the inception of the Company to the end of such fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative bases, less the aggregate amount of any previously paid capital gain Incentive Fee for prior periods (the “Capital Gains Fee”).
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
For the year ended December 31, 2025, Incentive Fees on net investment income were $1.3 million. For the year ended December 31, 2025, no incentive fees were accrued related to capital gains. For the year ended December 31, 2024, no incentive fees were accrued related net investment income or capital gains.
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
For the year ended December 31, 2025, the Company recorded $1.7 million of expense support in the Consolidated Statement of Operations.
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

The composition of the Company's investments at fair value consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$389,340	$388,556	$(784)
Second-lien debt investments	50,102	49,843	(259)
Equity and other investments	24,878	24,896	18
Total Investments	$464,320	$463,295	$(1,025)

	December 31, 2024
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$103,310	$103,947	$637
Total Investments	$103,310	$103,947	$637
(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments as a percentage of fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024(1)
Capital Goods	12.3%	13.2%
Commercial & Professional Services	14.0%	12.8%
Consumer Durables & Apparel	2.1%	—%
Consumer Services	6.4%	11.3%
Financial Services	3.3%	6.6%
Food and Beverage	7.8%	3.0%
Healthcare Equipment & Services	8.0%	5.0%
Insurance	5.2%	6.4%
Materials	1.0%	—%
Media & Entertainment	7.5%	2.9%
Pharmaceuticals	2.1%	9.0%
Real Estate Management & Development	7.6%	11.7%
Software & Services	12.7%	11.9%
Technology Hardware & Equipment	1.3%	2.2%
Telecommunication Services	2.3%	—%
Transportation	4.4%	—%
Utilities	2.0%	4.0%
Total	100.0%	100.0%
(1)The Company reclassified certain of its portfolio companies to conform to the current period industry composition.

The geographic composition of investments at fair value at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
United States
Midwest	21.4%	19.6%
Northeast	12.0%	17.8%
South	35.8%	38.9%
West	27.0%	23.7%
Puerto Rico	1.2%	—%
Canada	2.6%	—%
Total	100.0%	100.0%
5. Fair Value of Financial Instruments
Investments
The following tables present fair value measurements of investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$81,796	$306,760	$388,556
Second-lien debt investments	—	29,934	19,909	49,843
Equity and other investments	—	—	24,896	24,896
Total investments at fair value	$—	$111,730	$351,565	$463,295

	Fair Value Hierarchy at December 31, 2024
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$28,228	$75,719	$103,947
Total	$—	$28,228	$75,719	$103,947
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The following table presents the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2025:

	As of and for the Year Ended
	December 31, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$75,719	$—	$—	$75,719
Purchases or originations	255,514	19,851	24,878	300,243
Repayments / redemptions	(26,090)	—	—	(26,090)
Sales proceeds	(1,294)	—	—	(1,294)
Paid-in-kind interest	1,396	70	—	1,466
Net change in unrealized gains (losses)	831	(61)	18	788
Net amortization of discount on securities	684	49	—	733
Balance, End of Period	$306,760	$19,909	$24,896	$351,565

The following tables present the changes in the fair value of the Ramp Vehicle's investments for which Level 3 inputs were used to determine the fair value as of and for the period from August 15, 2024 (Inception) to December 31, 2024:

	For the period from August 15, 2024 (Inception) to
	December 31, 2024
	First-lien debt investments	Total
Balance, beginning of period	$—	$—
Purchases or originations	75,347	75,347
Repayments / redemptions	(127)	(127)
Paid-in-kind interest	47	47
Net change in unrealized gains (losses)	393	393
Net amortization of discount on securities	59	59
Balance, End of Period	$75,719	$75,719
The following table presents information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2025 and December 31, 2024:

	Net Change in Unrealized Gains or (Losses) For the Year Ended December 31, 2025 on Investments Held at December 31, 2025	Net Change in Unrealized Gains or (Losses) from August 15, 2024 (Inception) through December 31, 2024 on Investments Held at December 31, 2024
First-lien debt investments	$844	$393
Second-lien debt investments	(61)	—
Equity and other investments	18	—
Total	$801	$393
The following tables present the fair value of Level 3 investments at fair value and the significant unobservable inputs used in the valuations of the Company's investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range/Input
First-lien debt investments	$306,760	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.15% to 18.39%
Second-lien debt investments	19,909	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	13.58%
Equity and other investments	24,896	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	21.32%
Total	$351,565

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$75,719	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount rate N/A	9.71% — 16.32% N/A
Total	$75,719

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
6. Debt
Pursuant to the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. In the normal course, we intend to manage the portfolio with at least a 200% asset coverage ratio. However, the Company may reduce our asset coverage ratio to 167.5% which would allow the Company to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the company. As of December 31, 2025, the Company’s asset coverage was 246.8%.
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
The SPV Credit Facility is secured by the assets of CL SPV. As of December 31, 2025, the Company and CL SPV were in compliance with all financial covenants under the Loan Agreement.

Debt obligations consisted of the following as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value (2)
SPV Credit Facility	$300,000	$143,950	$156,050	$142,902
Total Debt	$300,000	$143,950	$156,050	$142,902
(1)The amount available may be subject to limitations related to the borrowing base under the Revolving Credit Facility and asset coverage requirements.
(2)The carrying value of the SPV Credit Facility is presented net deferred financing costs $0.5 million

For the year ended December 31, 2025, the components of interest expense were as follows:

For the Year Ended
December 31, 2025
Interest expense	$972
Commitment fees	53
Amortization of deferred financing costs	29
Accretion of original issue discount	13
Total Interest Expense	$1,067
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
As of December 31, 2025 and December 31, 2024, the Company had the following commitments to fund investments in current portfolio companies:

	December 31, 2025	December 31, 2024
7050 Rime Village Owner, LLC - Delayed Draw	$24	$—
A&J Holdco, LLC - Delayed Draw & Revolver	3,713	—
Aeritek Global Holdings, LLC - Revolver	659	—
Afore Insurance Services, LLC - Delayed Draw & Revolver	299	3,289
Alcrete, LLC - Delayed Draw & Revolver	2,894	—
Align ENTA Management Services, LLC - Delayed Draw & Revolver	912	3,212
Ark Data Centers, LLC - Delayed Draw & Revolver	2,176	3,041
Arrow, Inc. - Delayed Draw & Revolver	2,307	—
Attigo Health, LLC - Revolver	571	—
Best Practice Associates, LLC - Revolver	588	588
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	4,090	—
By Light Professional IT Services, LLC - Revolver	446	—
Chirisa Volo, LLC - Delayed Draw	—	6,125
Crete PA Holdco, LLC - Delayed Draw & Revolver	4,461	1,727
CX Institutional, LLC - Delayed Draw	3,367	692
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	4,209	—
Fabletics, Inc. - Delayed Draw	388	—
FreshPure Buyer, Inc. - Delayed Draw	4,734	—
Galaxy Helios I, LLC - Delayed Draw	5,248	—
Garden Owner, LLC - Delayed Draw	—	64
Gas Media Holdings, LLC - Delayed Draw & Revolver	2,305	—
Govos Intermediate Holdings - Revolver	—	181
IXOPay, Inc. - Delayed Draw & Revolver	3,537	—
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1,601	—
Jitterbit, Inc. - Revolver	50	200
Kelso Industries, LLC - Delayed Draw	—	2,703
Mist Holding Co. - Delayed Draw & Revolver	3,577	4,482
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1,564	1,564
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	840	—
One East Camelback, LLC - Delayed Draw	4,481	—
OPLTD Glenwillow, LLC - Delayed Draw	—	1,320
Payrange, LLC - Revolver	620	620
PT&C Group, LLC - Delayed Draw & Revolver	7,774	2,236
SDG Mgmt Company, LLC - Delayed Draw & Revolver	2,324	10,050
Sensei Holdco, LLC - Delayed Draw & Revolver	2,895	—
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3,847	—
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	3,532	—
The Marlowe Apartments, LLC - Delayed Draw	1,094	—
TickPick Intermediate Holdings, LLC - Revolver	200	200
TMC Buyer, Inc. - Delayed Draw	—	421
Top Rx, LLC - Revolver	584	1,112
UltraViolet Cyber, Inc. - Delayed Draw	5,967	—
US Signal Company, LLC - Delayed Draw & Revolver	575	1,149
Vacation Rental Brands, LLC - Delayed Draw & Revolver	—	4,013
Vehicle Management Services, LLC - Revolver	339	—
WHI Global, LLC - Revolver	280	—
Willow Breeze, LLC - Delayed Draw	81	1,523
Total Portfolio Company Commitments (1)(2)	$89,153	$50,512
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

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
8. Net Assets
The Company has the authority to issue an unlimited number of shares. Prior to the BDC Election Date, the Company issued 17,146,374 shares to the shareholders of the Ramp Vehicle with a value of $342.9 million and received $354.7 million in Capital Commitments. Of the $354.7 million in total Capital Commitments, the Company called $327.1 million prior to the BDC Election Date in order to make investments and support the operations of the Ramp Vehicle and adjusted $9.5 million in Capital Commitments from shareholders of the Ramp Vehicle.
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

9. Dividends
The following table summarizes dividends declared during the years ended December 31, 2025.

	For the year ended
	December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
December 29, 2025	Base Dividend	December 31, 2025	January 30, 2026	$0.51
Total Dividends Declared				$0.51
The dividends declared during the year ended December 31, 2025 were derived from net investment income, determined on a tax basis from the BDC Election Date through December 31, 2025.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. A shareholder can instead elect to receive a dividend or distribution in cash by notifying the Adviser in writing, so that such notice is received by the Adviser no later than 10 days prior to the record date.
The number of shares to be issued to a shareholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to a shareholder by the NAV per share as of the last day of the Company’s calendar quarter immediately preceding the date such distribution was declared.

10. Income Taxes
The tax character of the shareholder distributions attributable to fiscal year ended December 31, 2025 were as follows:

Year Ended
December 31, 2025
Ordinary Income(1)	$8,820
Long Term Capital Gains (Losses)	—
Total	$8,820
(1)For the years ended December 31, 2025 97.13% of ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

The following reconciles the increase in net assets resulting from operations for the period from the BDC Election Date through December 31, 2025, to taxable income from the period from the BDC Election Date through December 31, 2025:

Year Ended
December 31, 2025
Increase (decrease) in net assets resulting from operations	$6,504
Adjustments:
Net unrealized (gains) losses on investments	2,622
Other income (loss) for tax purposes, not book	—
Deferred organization costs	428
Other expenses not currently deductible	155
Other book-tax differences	626
Taxable Income	$10,335
The tax basis components of distributable earnings for the period from the BDC Election Date through December 31, 2025 were as follows:

December 31, 2025
Undistributed net investment income - tax basis	$1,515
Undistributed net realized gains (losses) - tax basis	—
Net unrealized gains (losses) on investments	(7,649)
Other temporary differences	(688)
Total distributable earnings - book basis	$(6,822)
Note: Taxable income is an estimate and is not fully determined until the Company’s tax return is filed. The Company's tax year end is December 31.
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.
The Company makes certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or distributable earnings, as appropriate.
For the period from the BDC Election Date through December 31, 2025, the Company decreased distributable earnings and increased additional paid in capital by $4.5 million, which was primarily attributable to non-deductible expenses and tax treatment of contributed assets.
The Company’s wholly-owned subsidiary, CL LSF Blocker, LLC, is a taxable subsidiary in which the Company holds certain investments. CL LSF Blocker, LLC is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of certain portfolio companies. The income tax expense, or benefit, and the related tax assets and liabilities, if any, are reflected in our Statement of Operations.

The tax cost of the Company’s investments for the period from the BDC Election Date through December 31, 2025 was $465.0 million, resulting in estimated gross unrealized gains and losses of $1.6 million and $3.3 million, respectively.
To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the period from the BDC Election Date through the year ended December 31, 2025, a net expense of less than $0.1 million was recorded for U.S. federal excise tax.
11. Financial Highlights
The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights from the BDC Election Date through December 31, 2025:

From the BDC Election Date through December 31, 2025
Per Share Data (1)
Net asset value, beginning of period	$20.00

Net investment income (2)	0.53
Net realized and unrealized gain (loss) (2)	(0.16)
Total from operations	0.37
Net Share Issuance (3)	—
Dividends declared(4)	(0.51)
Total increase (decrease) in net assets	(0.14)
Net Asset Value, End of Period	$19.86
Total return based on net asset value (5)	1.85%
Common shares outstanding, end of period	17,146,374
Ratios / Supplemental Data(6)
Ratio of gross expenses to average net assets	2.24%
Ratio of net investment income to average net assets	9.42%
Portfolio turnover	21.89%
Net assets, end of period	$340,612
(1)Table may not sum due to rounding.
(2)The per share data was derived by using the weighted average shares outstanding during the period.
(3)The amount shown at this caption is the balancing amount derived from share issuances. The amount shown for share issuance will fluctuate due to the timing of share issuances and the weighting of average shares over the period.
(4)The per share data was derived by using the actual shares outstanding at the date of the relevant transactions.
(5)Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends, assuming reinvestment of dividends, divided by the beginning net asset value per share. Total return has not been annualized.
(6)The ratios, excluding nonrecurring expenses, such as organization costs, are annualized.

12. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the period ended December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
a.None.
b.For the period covered by this Annual Report on Form 10-K, no director or officer of the Company has entered into any (i) contract, instruction, written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our business and affairs are managed under the direction of our Board. Our Board consists of four members, three of whom are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company (the “Independent Directors”). The responsibilities of the Board include, among other things, overseeing our investment activities, actively overseeing the Adviser's quarterly valuation process, and overseeing our financing arrangements and corporate governance activities. The Board has appointed our executive officers, who serve at the discretion of the Board.
There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our directors or officers, and none are currently pending. There were no legal proceedings of the type described in Item 401(g) of Regulation S-K in the past five years against the Adviser, which may be deemed to be a promoter of the Company, which would be material to a voting or investment decision in the Company.
Board of Directors
The information below includes details about each director’s experience, qualifications, attributes and skills that led the Board to conclude that the individual is qualified to serve on the Board in light of the Company’s business and structure. None of Messrs. Semple, Diehl, Hessing or Smith serve on the Board pursuant to an understanding between any of Messrs. Semple, Diehl, Hessing or Smith, on the one hand, and the Company or any other person or entity, on the other hand.

Name, Address and Age(1)	Position(s) held within the Company	Principal Occupation(s) During the Past 5 Years	Director Since	Number of Portfolios in Fund Complex Overseen by Director(2)	Other Directorships Held by Director
Interested Directors
Chris Semple, 47	Director, Chief Executive Officer, and Chairman	Executive Managing Director, Co-Head of U.S. Corporate Credit at Crestline	August 2025	1	Urgent Team Holdings, Inc. Carepayment Technologies, Inc. Leading Pharma, LLC Clinipace, Inc.
Independent Directors
Bowen Diehl, 57	Director	Former President and Chief Executive Officer of Capital Southwest Corporation (CSWC)	August 2025	1	West Dallas Community School
Shawn Hessing, 68	Director	Strategic Advisor of Tailwind Advisors	August 2025	1	Varagon Capital Corporation
Eric Smith, 64	Director	Executive Board Member of Deutsche Bank Trust Corporation and Deutsche Bank Trust Company Americas	August 2025	1	Deutsche Bank Trust Corporation (2011-2024) Deutsche Bank Trust Company Americas (2011-2024)
(1)The address for each director is c/o Crestline Lending Solutions, LLC, 201 Main Street, Suite 2100, Fort Worth, Texas 76102.
(2)The term “Fund Complex” refers only to the Company.
Executive Officers who are not Directors
Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
John Cochran	60	Chief Operating Officer
Camille Sassman	55	Chief Financial Officer
Jesús Payán	48	Corporate Secretary
Michelle Marcano-Johnson	57	Chief Compliance Officer
Cheri Crum	51	Controller
Tom Bavin	47	Chief Development Officer

The address for each of the Company’s executive officers is c/o Crestline Lending Solutions, LLC, 201 Main Street, Suite 2100, Fort Worth, Texas 76102. None of the Company’s executive officers serve in such roles pursuant to any arrangement or understanding between any such officer, on the one hand, and the Company or any other person or entity, on the other hand.
Biographical Information
The following is information concerning the business experience of our Board and executive officers. Our directors have been divided into two groups—interested directors and Independent Directors.
Interested Directors
Chris Semple, Chief Executive Officer and Chairman

Mr. Semple has served as our Chief Executive Officer and Chair of the Board since August 2025. Mr. Semple joined Crestline in 2011 and is responsible for Crestline’s Opportunistic and Private Credit Strategies as Partner and Co-Head of U.S. Corporate Credit. He is a member of the Management Committee, the ESG Committee and various investment committees at the Adviser, including the Direct Lending, North American and European Opportunistic, Insurance and Liquid investment committees. As a co-founder of Crestline’s credit business, Mr. Semple has played a pivotal role in its development, contributing to strategic initiatives, investment philosophy and process, portfolio management, asset management and human capital management. Prior to joining Crestline, Mr. Semple was Vice President in the Special Situations Group for Goldman Sachs where he was responsible for originating, underwriting, executing and managing middle market debt and equity investment opportunities. Prior to joining Goldman Sachs, Mr. Semple worked as a credit analyst within the Special Opportunities Group for TQA Investors. Mr. Semple has a BA in Economics from the University of Texas at Austin. He currently or has previously served on the Board of Directors of Urgent Team Holdings, Inc., Carepayment Technologies, Inc., Leading Pharma, LLC, Clinipace, Inc. and is a member of YPO and the Exchange Club of Fort Worth.
Independent Directors
Bowen Diehl, Director

Mr. Diehl has served as a director of the Company since August 2025. He previously served as President and Chief Executive Officer and as a member of the Board of Directors of Capital Southwest Corporation (NASDAQ: CSWC), a business development company founded in 1961, from October 2015 through February 2025. Prior to being named President/CEO, Mr. Diehl served as Capital Southwest’s Chief Investment Officer from March 2014 through September 2015. Prior to joining Capital Southwest, Mr. Diehl was employed by American Capital, Ltd., a publicly traded BDC and global asset manager. From 2007 to 2014, he served as Co-Head of American Capital’s Sponsor Finance Group, the group responsible for the majority of American Capital’s middle market lending activities. From 2001 to 2007, Mr. Diehl served as a senior investment professional in the Dallas Office of American Capital. Mr. Diehl sourced, structured and managed investments that included senior and subordinated debt, as well as preferred and common equity in both control and non-control structures. Prior to American Capital, Mr. Diehl spent time as an investment banker with Merrill Lynch and Chase Securities, in New York, NY and Houston, TX where he focused on companies in the exploration and production, oilfield services, natural gas pipeline, natural gas gathering and processing, homebuilding and semiconductor sectors. Mr. Diehl earned a Bachelor of Engineering degree, with majors in Civil Engineering and Economics, from Vanderbilt University and a Masters of Business Administration from the University of Texas at Austin. Mr. Diehl also serves on the board of Highland Homes, a leading master planned community home builder, serving the major Texas markets, headquartered in Plano, Texas. Mr. Diehl’s community involvement includes serving on the boards of West Dallas Community School (former Chairman), West Dallas Community School Foundation, Youthworld (an after-school program for under privileged children in South Dallas).
Shawn Hessing, Director

Mr. Hessing has served as a director of the Company since August 2025. He spent over 32 years at KPMG, the last 3.5 years as National Managing Partner of Private Equity in the United States, splitting time between KPMG’s New York and Fort Worth offices. Prior to his tenure as National Managing Partner, he held multiple roles, including the Audit Partner-in-Charge (U.S.) of Private Equity, Managing Partner in the firm’s Fort Worth, Texas office, and Lead Partner-Real Estate in the Southwest Region of the United States. After retiring from KPMG in 2011, Mr. Hessing served as the Chief Financial Officer of Oak Hill Capital Partners before retiring in December 2015. Mr. Hessing also served as a strategic advisor at

Blue River Partners, LLC, (now IQEQ) a premier service provider to the alternative asset industry. Mr. Hessing earned a Bachelor of Business Administration degree in Accounting from Midwestern State University, where he served on the Board of Regents for 14 years and is past Chairman.
Eric Smith, Director

Mr. Smith has served as a director of the Company since August 2025. He previously served as Chief Financial Officer of the Americas, New York for Deutsche Bank, where he led a regional team covering legal entity and business controllers throughout North and South America. During his time at Deutsche Bank, he also served as an Executive Board Member of Deutsche Bank Trust Corporation, a bank holding company, and Deutsche Bank Trust Company Americas, a depository institution, from April 2011 through August 2024. Prior to Deutsche Bank, Mr. Smith served as the Head of Group Financial Accounting, New York and Zurich, Switzerland at Credit Suisse from July 2008 through March 2011. Prior to this role, he served as the Global Go-Head of Accounting Policy and Assurance, New York, at Credit Suisse from June 2005 through June 2008. From 1999 to 2003, Mr. Smith served in various roles at Citigroup, Inc., including in the Corporate Accounting Policy, New York and Corporate Treasury Regulatory Planning and Forecasting, New York groups. Mr. Smith began his career at KPMG LLP in the Fort Worth, Texas office. Mr. Smith earned a Bachelor of Arts degree in Communications and a Masters of Professional Accounting from the University of Texas at Arlington. Mr. Smith is a Certified Public Accountant.
Executive Officers who are not Directors
John Cochran, Chief Operating Officer

Mr. Cochran has served as our Chief Operating Officer since August 2025. Mr. Cochran joined Crestline in 1998 and serves as the Chief Operating Officer of Crestline. He is a member of the Management Committee, the Investment Committee and the ESG Committee. While at Crestline, he has also held the titles of CFO and CCO at various points in his career. Mr. Cochran has 29 years of experience in various segments of the investment industry including private equity, venture capital and hedge funds. Prior to joining Crestline in October 1998, he spent 10 years with KPMG. During his tenure at KPMG, a majority of his time was spent working with various hedge funds, investment companies, private equity firms, venture capital groups and broker dealers performing both audit and financial due diligence services. Mr. Cochran received a B.B.A. in Accounting from Texas Christian University in 1987.
Camille Sassman, Chief Financial Officer

Ms. Sassman has served as our Chief Financial Officer since August 2025. Ms. Sassman joined Crestline in 2000 and manages the financial reporting and back office operations for the firm. Prior to 2012, Ms. Sassman served as Controller, responsible for financial reporting, treasury oversight and compliance matters. From 2002 through 2006, she also served as Chief Compliance Officer, overseeing and managing compliance and regulatory affairs for the firm. During her tenure at Crestline, Ms. Sassman has worked with fund of funds, private equity, lending, hedge fund, secondary and opportunistic strategies. Prior to joining Crestline, Ms. Sassman was a Senior Manager in KPMG’s audit practice with both public and private clients primarily in the investment industry. Ms. Sassman earned her B.B.A. in Accounting with honors from Tarleton State University.
Jesús Payán, Corporate Secretary

Mr. Payán has served as our Corporate Secretary since August 2025. He joined Crestline in 2006 and heads Crestline’s Legal and Compliance team. Mr. Payán is responsible for overseeing a broad variety of legal, compliance and operational matters on behalf of the firm, including launching new products, serving as legal department touchpoint for investor and counterparty relationships, attending to strategic growth and expansion opportunities and internal firm matters while also overseeing the compliance department. In addition, he is a member of the Management Committee, a participant in Credit Investment Committee meetings, serves as secretary for Crestline's Board of Directors, sits on the firm's reinsurance company Board of Directors, and is integrally involved in the structuring, legal diligence and closing of investment opportunities. Prior to Crestline, Mr. Payán worked at Akin Gump Strauss Hauer & Feld LLP as an Investment Fund/Corporate attorney where he was responsible for advising and structuring hedge funds, private equity funds, fund of funds and a closed-end registered investment company in a variety of jurisdictions, including the United States, Cayman Islands, BVI, Bermuda and the United Kingdom. Additionally, he has experience with the creation, implementation, and review of regulatory compliance programs. Mr. Payán has a J.D., a B.A. in History, and a B.A. in Ethnic Studies from the University of Texas. Mr. Payán is a Trustee on the board of the City of Fort Worth Employees’ Retirement Fund and serves on the Board of Directors of Capital for Kids and on the Board of Directors of Performing Arts Fort Worth.
Michelle Marcano-Johnson, Chief Compliance Officer

Ms. Marcano-Johnson has served as our Chief Compliance Officer since August 2025. She is a Director at PINE Advisor Solutions and serves as the Fund Chief Compliance Officer for PINE’s clients, overseeing comprehensive regulatory compliance programs. Her expertise includes fund accounting, internal audit, regulatory examinations, and compliance management. She has been directly responsible for developing and overseeing compliance programs for registered investment advisers, mutual funds, exchange traded funds, and a retirement plan recordkeeper. Before joining PINE in 2025, Ms. Marcano-Johnson held senior leadership roles as Head of Corporate Compliance at Janus Henderson Investors and Vice President of Corporate Compliance at Empower. Earlier in her career, she served as an examiner with the U.S. Securities and Exchange Commission. She holds the Certified Securities Compliance Professional (CSCP®) designation and is an alumna of the University of Northern Colorado.
Cheri Crum, Controller

Ms. Crum has served as our Controller since August 2025. Before joining Crestline, Ms. Crum served as Vice President at Sixth Street Partners, where she was responsible for SEC reporting, tax compliance, and quarterly close processes for BDC funds. Ms. Crum served as an Accounting Manager at TPG Capital prior to TPG Capital's divestment of its stake in Sixth Street in 2020. In this role, she oversaw financials for multiple investment funds, coordinated external audits, managed investment pipelines and deal closings, participated with outside legal counsel and tax professionals in the planning and formation of different fund structures. From 1998 to 2000, Ms. Crum was an Accounting Associate with Trademark Acquisition & Development, Inc., where she assisted with financial statements and tax returns. Ms. Crum began her career at Houston General Insurance, where she served as an Accounting Processor and Loss Control Processor from 1993 to 1998. Ms. Crum received her Bachelor of Business Administration degree, with a minor in accounting, from Tarleton State University.
Tom Bavin, Chief Development Officer

Mr. Bavin has served as our Chief Development Officer since August 2025. Mr. Bavin joined Crestline in 2023 and is Senior Managing Director and Co-Head of Crestline’s Client Partnership Group. In this role, Mr. Bavin has direct oversight of the Product Specialist, Marketing, Distribution Operations, and Investor Relations teams at Crestline. Prior to Crestline, Mr. Bavins previously worked at Barings, where he was responsible for multiple functions over his tenure, including corporate strategy, client portfolio management, product management, and client service, Prior to these leadership roles, he was a Client Portfolio Manager for Barings’ Structured Credit and Investment Grade Debt platforms. Before Barings, Mr. Bavin worked at Standish Asset Management as a Corporate Bond and Securitized Product trader. Mr. Bavin holds the Chartered Financial Analyst designation. He was also an instructor for the Boston Security Analyst Society’s CFA review program where he taught Level I and II Fixed Income and Derivatives review classes. Mr. Bavin earned a Bachelor of Arts degree in Managerial Economics from Stonehill College.
Committees of the Board
The Board has established two standing committees: an Audit Committee and a Nominating and Corporate Governance Committee, and the Board may form additional committees in the future. We do not have a Compensation Committee because our executive officers do not receive any direct compensation from us.

Audit Committee
The Audit Committee is comprised of Messrs. Diehl, Hessing, and Smith, each of whom is an Independent Director. Mr. Hessing serves as the chair of the Audit Committee. Our Board has determined that Messrs. Hessing and Smith are each an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Messrs. Diehl, Hessing and Smith meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act.

The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements, overseeing internal audit staff and periodic filings and receiving our audit reports and financial statements.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is comprised of Messrs. Diehl, Hessing, and Smith, each of whom is an Independent Director. Mr. Diehl serves as the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our shareholders, selecting nominees to fill vacancies on the board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management.
The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will recommend to the Board persons to be nominated by the Board for election on an annual basis and in the event any vacancy on the Board may arise. The Nominating Committee will seek candidates who possess the background, skills and expertise to make a significant contribution to our Board, the Company and our shareholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee will take into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:
•are of high character and integrity;
•are accomplished in their respective fields, with superior credentials and recognition;
•have relevant expertise and experience upon which to be able to offer advice and guidance to management;
•have sufficient time available to devote to our affairs;
•are able to work with the other members of our Board and contribute to our success;
•can represent the long-term interests of our shareholders as a whole; and
•are selected such that our Board represents a range of backgrounds and experience.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee will consider and discuss diversity, among other factors, with a view toward the needs of our Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board when identifying and recommending director nominees.

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No. 1 to our Registration Statement on Form 10 (File No. 000-56777), filed with the SEC on November 4, 2025.

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of its securities by its officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser, including in its capacity as our Administrator, pursuant to the terms of the Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day administrative operations are managed by the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser.

None of our executive officers receive direct compensation from us. Each of our executive officers is an employee of the Adviser. We reimburse the Administrator for our allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, and we reimburse the Adviser for certain expenses under the Advisory Agreement.

Compensation of Directors
No compensation is expected to be paid to directors who are “interested persons” of us, as such term is defined in Section 2(a)(19) of the 1940 Act. We pay each Independent Director an annual retainer fee of $75,000. We also pay the reasonable out-of-pocket expenses of each Independent Director incurred in connection with the fulfillment of their duties as an Independent Director.

The table below sets forth the total compensation received by each Independent Director from the Company for service during the fiscal year ended December 31, 2025.

	Fees Earned and Paid in Cash by the Company(1)	Total Compensation Paid from the Fund Complex(2)
Bowen Diehl	$31,250	$31,250
Shawn Hessing	$31,250	$31,250
Eric Smith	$31,250	$31,250

(1)The Company does not have a profit-sharing plan, and the Independent Directors do not receive any pension or retirement benefits from the Company.
(2)The “Fund Complex” refers only to the Company.

Compensation Committee
Our Board does not have a compensation committee because our executive officers do not receive compensation from the Company. The Board, as a whole, is responsible for reviewing the reimbursement by us to the Administrator of the allocable portion of the cost of our Chief Financial Officer and Chief Compliance Offer and their respective staffs, and also participates in the consideration of the Independent Directors’ compensation.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, none of our executive officers served on the board of directors (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our Board, or on our compensation committee (as the Board does not have a compensation committee). No executive officer or member of our Board participated in the deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of December 31, 2025, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote 5.0% or more of our outstanding Shares, each of our directors and officers, and all of our directors and officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 17,146,374 Shares outstanding as of December 31, 2025.

The address for each director and officer listed below is c/o Crestline Lending Solutions, LLC, 201 Main Street, Suite 2100, Fort Worth, Texas 76102.

Name and Address of Beneficial Owner	Type of Security	Type of Ownership	Number of Shares Beneficially Owned	Percent Ownership
Interested Directors
Chris Semple(1)	Units of LLC Interests	N/A	—	—%
Independent Directors
Bowen Diehl(1)	Units of LLC Interests	N/A	—	—%
Shawn Hessing(1)	Units of LLC Interests	N/A	—	—%
Eric Smith(1)	Units of LLC Interests	N/A	—	—%
Executive Officers
John Cochran(1)	Units of LLC Interests	N/A	—	—%
Camille Sassman	Units of LLC Interests	N/A	—	—%
Jesús Payán	Units of LLC Interests	N/A	—	—%
Michelle Marcano-Johnson	Units of LLC Interests	N/A	—	—%
Cheri Crum	Units of LLC Interests	N/A	—	—%
Tom Bavin(1)	Units of LLC Interests	N/A	—	—%
All directors and executive officers as a group (10 persons)	Units of LLC Interests	N/A	—	—%
5% Holders
Mellifera L.P.(2)	Units of LLC Interests	Direct	2,423,315.58	14.13%
Partners Capital Phoenix Fund II Ltd - Diversified Income Fund(3)	Units of LLC Interests	Direct	4,800,000.00	28.00%
Syracuse University(4)	Units of LLC Interests	Direct	1,938,652.35	11.31%
(1)These directors and officers have subscribed for a commitment to invest in the Company. The Company has not yet called capital for those commitments, and as a result, as of the date hereof, such directors and officers do not own any Shares of the Company.
(2)The address of Mellifera L.P. is c/o Maples Corporate Services Limited is P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands KY1-1104.
(3)The address of Partners Capital Phoenix Fund II Ltd. - Diversified Income Fund is c/o Ogier Global (Cayman) Limited is 89 Nexus Way, Camana Bay, Grand Cayman, Cayman Islands KY1-9009.
(4)The address of Syracuse University is 621 Skytop Road, Suite 120, Syracuse, NY 13244.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Investment Advisory Agreement
We initially entered into an Investment Advisory Agreement with the Adviser on September 2, 2025, which was approved by our Board, including all of the Independent Directors, on August 19, 2025 (the “Prior Investment Advisory Agreement”). As a result of the Transaction, we entered into the Investment Advisory Agreement, which is identical to the Prior Investment Advisory Agreement, including with respect to the Management Fee and Incentive Fees payable by us to the Adviser, except that the initial term began upon the execution of the Investment Advisory Agreement on December 1, 2025.
Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective on December 1, 2025, and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of our Independent Directors, or by the holders of a majority of our outstanding voting securities.

Administration Agreement
We have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator is responsible for providing us with clerical, bookkeeping, recordkeeping and other administrative services. We pay the Administrator our allocable portion of overhead and other expenses incurred by it in performing its obligations under our Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.
License Agreement
We have entered into the License Agreement with the Adviser. Under the License Agreement, we have a non-exclusive, royalty-free license to use the name “Crestline” for as long as the Adviser, or any other Crestline entity, serves as our investment adviser.
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support and reimbursement agreement (the “Expense Support and Reimbursement Agreement”) with the Adviser. Pursuant to the Expense Support and Reimbursement Agreement, the Adviser has elected to pay certain expenses on our behalf, including our organizational and offering costs (each, an “Expense Payment”). The Adviser is eligible to be reimbursed by us for Expense Payments (a “Reimbursement Payment”).
The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether we exceed an expense cap equal to a percentage of our NAV (the “Annual Expense Cap”). For example, if the Expense Cap in place was 1.35%, and we incurred expenses equivalent to 1.35% plus 25 basis points of our NAV during a given quarter, the Adviser would make an Expense Payment equivalent to the 25 basis points. In addition, if we incur expenses equivalent to 1.35% less 25 basis points of our NAV in a given quarter, we would have the obligation to reimburse the Adviser up to 25 basis points of our NAV to the extent it does not exceed the total amount of reimbursable expenses due to the Adviser. The calculation of the Annual Expense Cap has been appropriately pro-rated for our initial period of operations.
The Annual Expense Cap rates applicable depending on our NAV are set forth below:

Expense Cap	NAV
0.5% (2.00% annualized)	Less than or equal to $150.0 million
0.4375% (1.75% annualized)	Greater than $150.0 million but less than or equal to $200..0 million
0.375% (1.50% annualized)	Greater than $200.0 million but less than or equal to $250.0 million
0.3375% (1.35% annualized)	Greater than $250.0 million but less than or equal to $300.0 million
0.3125% (1.25% annualized)	Greater than $300.0 million but less than or equal to $350.0 million
0.2875% (1.15% annualized)	Greater than $350.0 million but less than or equal to $400.0 million
0.25% (1.00% annualized)	Greater than $400.0 million
The Annual Expense Cap and the obligation for the Adviser to make an Expense Payment, or the Company to make a Reimbursement Payment, does not include certain expenses, including:
(i)any cost of debt, including fees and expenses incurred in connection with any credit facility obtained by the Company or any of its subsidiaries, such as expenses for acquiring ratings related to such credit facilities and upfront or placement fees charged in connection with such credit facilities;
(ii)management and incentive fees payable by us to the Adviser pursuant to the Investment Advisory Agreement;
(iii)any distribution and shareholder servicing fees should we elect to offer multiple classes of Shares, and any fees or expenses incurred in connection with the regulatory review of such fee arrangements;
(iv)taxes paid by us or any of our subsidiaries; and
(v)extraordinary expenses resulting from events or transactions outside the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding, indemnification expenses, and expenses incurred in connection with holding and/or soliciting proxies for any meetings of our shareholders.

In addition to the foregoing, the Adviser may elect to exclude other expenses from the Annual Expense Cap in good faith at its discretion. We shall make such Reimbursement Payments, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three (3) years prior to the last business day of the applicable calendar month in which such Reimbursement Payment obligation is accrued.
In the event that the Company’s shareholders elect to wind-down the Company’s operations, the Expense Cap will be waived, unless the wind-down is the result of an uncured Key Person Event (as defined above), an act by the Adviser that constitutes a material breach of the Investment Advisory Agreement, an act of common law fraud, gross negligence (as defined under the laws of the State of Delaware), or a violation of applicable securities laws, which breach, act, or violation has a material adverse effect on the business of the Company or the ability of the Adviser to perform its duties under the Investment Advisory Agreement, or the criminal conviction of the Adviser of a violation of any antifraud provisions of laws relating to the financial services industry or of any other statute, regulation, or law involving intentional fraud, misappropriation, or embezzlement. In the event of a wind-down initiated by the Adviser, the Expense Cap will be waived once our NAV reaches less than $150.0 million.
Restricted Ability to Enter Into Transactions with Affiliates
The Adviser is subject to a variety of conflicts of interest in making investments on behalf of the Company. The 1940 Act prohibits or restricts the Company’s ability to engage in certain principal transactions and joint transactions with certain “close affiliates” and “remote affiliates.” For example, the Company is prohibited from buying or selling any security from or to any person who owns more than 25% of its voting securities or certain of that person’s affiliates (each is a “close affiliate”), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. The Company considers the Adviser and its affiliates to be “close affiliates” for such purposes. The Company is prohibited under the 1940 Act from participating in certain principal transactions and joint transactions with a “remote affiliate” without the prior approval of the Independent Directors. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities will be a “remote affiliate” for purposes of the 1940 Act, and the Company is generally prohibited from buying or selling any security from or to such affiliate without the prior approval of the Independent Directors.
The Company may, however, invest alongside the Adviser’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with the Company’s investment strategy as well as applicable law and SEC staff interpretations. For example, the Company may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Adviser, acting on the Company’s behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price. The Company may also invest alongside the Adviser’s investment funds, accounts and investment vehicles as otherwise permissible under regulatory guidance, applicable regulations and the Adviser’s allocation policy.
On November 14, 2025, the Company and certain of its affiliates were granted an order for co-investment exemptive relief by the SEC (the “Order”). The Order permits the Company to participate in negotiated co-investment transactions with other funds managed by the Adviser and certain other affiliates pursuant to the conditions of the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings with respect to the following, among other things: (1) when the Company co-invests with an affiliated entity in an issuer where an affiliated entity has an existing investment in the issuer under certain circumstances, and (2) if the Company disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis or the disposition is of a tradeable security. Pursuant to the Order, the Board oversees the Company’s participation in the co-investment program. As required by the Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure the Company’s compliance with the conditions of the Order, and the Adviser and the Chief Compliance Officer will provide reporting to the Board.
The Company’s allocation policy provides that allocations among the Company and investment funds, accounts and investment vehicles managed by the Adviser and its affiliates will generally be made in a manner deemed to be fair and equitable over time which does not favor one client or group of clients, taking into consideration such factors as legal, regulatory and tax considerations, availability of capital for investment by the account, liquidity concerns and such other factors as deemed under the particular circumstances to be relevant in making the investment allocation determination as determined, in the Company’s case, by the Adviser as well as the terms of the Company’s governing documents and those of such investment funds, accounts and investment vehicles. It is the Company’s policy to base its determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the Company’s targeted leverage level, the Company’s targeted asset mix and diversification requirements and other investment policies and restrictions set by the

Board or imposed by applicable laws, rules, regulations or interpretations. The Company expects that these allocation determinations will be made similarly for investment funds, accounts and investment vehicles managed by the Adviser. However, the Company can offer no assurance that investment opportunities will be allocated to the Company fairly or equitably in the short-term or over time.
In situations where co-investment with investment funds, accounts and investment vehicles managed by the Adviser is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the Company’s interests and those of the Adviser’s clients, subject to the limitations described in the preceding paragraph, the Adviser will need to decide which client will proceed with the investment. Moreover, except in certain limited circumstances as permitted by the 1940 Act, such as when the only term being negotiated is price, the Company will be unable to invest in any issuer in which an investment fund, account or investment vehicle managed by the Adviser has previously invested. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to the Company. If the Company is prohibited by applicable law from investing alongside the Adviser’s investment funds, accounts and investment vehicles with respect to an investment opportunity, the Company will not participate in such investment opportunity.
Certain Business Relationships
Certain of our executive officers have ownership and financial interests in the Adviser and its affiliates. Certain of our executive officers also serve as principals of other investment managers affiliated with the Adviser and its affiliates that may in the future manage investment funds with investment objectives similar to ours. However, the Adviser and its affiliates intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objective and strategies so that we are not disadvantaged in relation to any other client. We may invest, to the extent permitted by law, on a concurrent basis with affiliates of the Adviser, subject to compliance with applicable regulations, our allocation procedures and our pending co-investment exemptive relief order. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Adviser and the Investment Advisory Agreement.
Potential Conflicts of Interest
The Adviser may furnish investment management and advisory services to others which may include, without limitation, serving as investment manager or sponsor of other collective investment vehicles or managed accounts that acquire interests in, provide financing to or otherwise deal in securities or other investments that would be suitable investments for the Company. The Adviser and its affiliates may furnish investment management or advisory services to other persons with investment policies similar or different to those of the Company. Such persons may own securities or other instruments of the same class or type or which may be senior to those held by the Company, and they have incentives, financial or otherwise, to favor certain accounts or vehicles over others. There is no assurance that accounts with similar strategies or investment objectives will hold the same investments or perform in a similar manner. This and other future activities of the Adviser and its affiliates may give rise to additional conflicts of interest.
Except as required by the terms of any future exemptive relief, the Adviser is not under any obligation to offer investment opportunities of which it becomes aware to the Company or to account to the Company or share with the Company or inform the Company of any investments before offering investments to other funds or accounts that the Adviser or its affiliates may advise. Situations may occur where the Company could be disadvantaged because of the investment activities conducted by the Adviser for other investment accounts. The Adviser may face conflicts of interest in managing the underlying investments, to the extent that an investment decision that benefits one of the Adviser’s accounts (including the Company) may disadvantage another. For example, it may be in the best interest of a co-investing fund or account to sell an investment while being in the best interest of the Company to continue to hold it (and vice versa). In addition, investments by the Company alongside other funds managed by the Adviser may result in the incurrence of additional investment expense and delays as a result of the greater structural complexity faced by the Adviser in seeking to address the needs of multiple funds and/or accounts, which may have investment objectives and/or sensitivities that conflict or are otherwise at odds with one another.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2025 and has been appointed by the Audit Committee and the Board to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.
Set forth in the table below are the audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal year ended December 31, 2025.

Year Ended December 31, 2025(1)
Audit Fees	$525.0
Audit-Related Fees	—
Tax Fees	103.0
All Other Fees	—
Total Fees	$628.0

(1)Audit and Tax fees presented in the table above for the year ended December 31, 2025 are inclusive of fees billed during operations as the Ramp Vehicle and for the period from the BDC Election Date through the year ended December 31, 2025.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees: Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policy
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.
During the fiscal year ended December 31, 2025, the Audit Committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above.

PART IV
ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.
(a)Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Crestline Lending Solutions, LLC

Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024	F-2

Consolidated Statement of Operations for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-3

Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	F-4

Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-10

Consolidated Statement of Cash Flows for the Year Ended December 31, 2025 and for the period from August 15, 2024 (Inception) through December 31, 2024	F-11

Notes to Consolidated Financial Statements	F-12
(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Number	Exhibit
3.1	Certificate of Amendment to the Certificate of Formation, dated April 14, 2025(1)
3.2	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2025(2)
4.1	Form of Subscription Agreement(2)
4.2	Distribution Reinvestment Plan(2)
4.3	Description of Securities*
10.1	Investment Advisory and Management Agreement, dated as of December 1, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(3)
10.2	Administration Agreement, dated as of December 1, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(3)
10.3	Expense Support and Reimbursement Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.4	Trademark License Agreement, dated as of September 2, 2025, by and between Crestline Lending Solutions, LLC and Crestline Management, L.P.(2)
10.5	Amended and Restated Custody Agreement, dated as of September 18, 2025, by and between the Company and State Street Bank and Trust Company(2)
10.6	Transfer Agency and Service Agreement, dated as of July 31, 2025, by and between Crestline Lending Solutions, LLC and State Street Bank and Trust Company(2)
10.7
Loan Financing and Servicing Agreement, dated as of September 19, 2025, by and among CL LSF SPV I, LLC, as borrower, Crestline Lending Solutions, LLC, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto(2)

10.8	Sale and Contribution Agreement, dated as of September 19, 2025, by and among Crestline Lending Solutions, LLC, as seller, and CL LSF SPV I, LLC, as borrower(2)
14.1	Code of Ethics*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

Number	Exhibit
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
*Filed herewith
(1)Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on August 29, 2025.
(2)Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on November 4, 2025.
(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2025.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2026	Crestline Lending Solutions, LLC
/s/ Chris Semple
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2026.

Signature	Title

/s/ Chris Semple	Chief Executive Officer (Principal Executive Officer)
Chris Semple

/s/ Camille Sassman
Camille Sassman	Chief Financial Officer (Principal Financial Officer)

/s/ Shawn Hessing
Shawn Hessing	Director and Chairman of the Audit Committee

/s/ Bowen Diehl
Bowen Diehl	Director

/s/ Eric Smith
Eric Smith	Director