Form 10-Q
period 2026-03-31
Crestline Lending Solutions, LLC
filed 2026-05-13
CIK 2035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The registrant had 18,388,592 units of limited liability company interests outstanding as of May 13, 2026.

Crestline Lending Solutions, LLC

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Crestline Lending Solutions, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $522,445 and $464,320, respectively)	$515,572	$463,295
Cash and cash equivalents	7,389	25,850
Interest receivable	4,532	3,395
Prepaid expenses and other assets	2,718	7,591
Total Assets	$530,211	$500,131
Liabilities
Debt (net of deferred financing costs of $494 and $521), respectively)	$156,779	$142,902
Management fees payable to affiliate	829	856
Incentive fees on net investment income payable to affiliate	1,118	1,028
Other payables to affiliate	190	147
Dividends payable	8,030	8,820
Investment payables	19,372	2,862
Other liabilities	3,010	2,904
Total Liabilities	189,328	159,519
Commitments and contingencies (Note 7)
Net Assets
Members' capital	—	—
Paid-in capital (unlimited shares authorized, 17,464,889 and 17,146,374 shares issued and outstanding, respectively)	353,759	347,434
Distributable earnings	(12,876)	(6,822)
Total Net Assets	340,883	340,612
Total Liabilities and Net Assets	$530,211	$500,131
Net Asset Value Per Share	$19.52	$19.86

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025(1)
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$12,009	$3,447
Paid-in-kind interest income	866	184
Other income	238	—
Total Investment Income	13,113	3,631
Expenses
Interest	2,312	—
Management fees	829	—
Incentive fees on net investment income	1,118	—
Offering expense	62	—
Professional fees	540	118
Directors’ fees	56	—
Other general and administrative	364	5
Total expenses before expense support	5,281	123
Expense support (See Note 3)	9	—
Net Expenses	5,290	123
Net Investment Income	7,823	3,508

Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,848)	(636)
Total net change in unrealized gains (losses)	(5,848)	(636)
Realized gains (losses):
Non-controlled, non-affiliated investments	1	—
Total net realized gains (losses)	1	—
Total Net Unrealized and Realized Gains (Losses)	(5,847)	(636)
Increase (Decrease) in Net Assets Resulting from Operations	$1,976	$2,872
(1)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the three months ended March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of March 31, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.17%	10,863		$10,715	$10,679	3.1%
	First-lien loan	3/6/2026	8/27/2030	SOFR +	6.50%	10.17%	2,699		2,659	2,653	0.8%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.17%	209		195	205	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.17%	6,158		6,067	6,189	1.8%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.42%	8,973		8,838	8,917	2.6%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	9.90%	11,127		10,811	10,894	3.2%
	Equity Interest	11/14/2025						66	66	66	—%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.77%	7,135		6,994	6,418	1.9%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.52%	10,560		10,372	10,412	3.1%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.75%	11.78%	2,583		2,562	2,583	0.8%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.75%	11.77%	332		329	333	0.1%
									59,608	59,349	17.4%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	8.95%	9,034		8,918	8,962	2.6%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.67%	10,091		9,935	9,879	2.9%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.43%	7,784		7,626	7,597	2.2%
Cleanova Midco Limited(3)(10)	First-lien loan	5/22/2025	6/14/2032	SOFR +	4.75%	8.42%	10,587		10,253	10,100	3.0%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	4.75%	8.42%	5,336		5,248	5,240	1.5%
Gridhawk Holdings, LLC(3)	First-lien loan	1/16/2026	5/7/2030	SOFR +	5.50%	9.13%	5,998		5,933	5,938	1.7%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.45%	4,827		4,754	4,769	1.4%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	10/2/2030	SOFR +	5.50%	9.24%	5,350		5,278	5,200	1.5%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.24%	3,316		3,219	3,224	0.9%
	First-lien revolving loan	12/24/2024	10/2/2030	SOFR +	5.50%	9.24%	2,093		2,062	2,034	0.6%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.67%	6,261		6,149	6,217	1.8%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	7.77%	10,885		10,508	10,531	3.1%
									79,883	79,691	23.4%
Consumer Durables & Apparel
Fabletics, Inc.(3)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.17%	9,754		9,573	9,505	2.8%
Fender Musical Instruments(3)(8)	First-lien loan	2/17/2026	12/1/2028	SOFR +	4.00%	7.65%	10,899		10,000	9,940	2.9%
									19,573	19,445	5.7%
Consumer Services
AMC Entertainment Holdings, Inc.(3)(4)(8)(10)	First-lien loan	8/20/2024	1/4/2029	SOFR +	7.00%	10.68%	9,157		9,092	9,023	2.7%
Brightwood Acquisitions MOI, LLC(3)(10)	First-lien loan	1/6/2026	1/6/2031	SOFR +	6.75%	10.40%	10,732		10,356	10,464	3.1%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.68%	2,413		2,374	2,413	0.7%
Shutterfly, Inc.(3)(8)(10)	Second-lien loan	9/10/2025	10/1/2027	SOFR +	5.00%	8.67%	11,887		11,406	11,378	3.3%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.52% (incl 1.85% PIK)	6,914		6,856	6,838	2.0%
									40,084	40,116	11.8%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	6.00%	9.17%	1,784		1,720	1,788	0.5%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,167		6,307	6,182	1.8%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,962	1,962	1,941	0.6%
Farrell & Fuller, LLC(5)(10)	First-lien loan	3/31/2025	3/31/2028		11.50%	11.50%	5,617		5,619	5,617	1.7%

									15,608	15,528	4.6%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.03%	8,616		8,452	8,540	2.5%
CL FLS A, L.P.(3)	Equity Interest	12/22/2025						6	6	80	—%
FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.25%	8.94%	9,445		9,276	9,313	2.7%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.52%	10,068		9,513	7,776	2.3%
Meta Buyer, LLC(3)(10)	First-lien loan	1/20/2026	12/22/2031	SOFR +	5.25%	8.94%	12,112		11,973	11,990	3.5%
									39,220	37,699	11.1%
Healthcare Equipment & Services
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	6/8/2029		16.00%	16.00% (incl 6.00%PIK)	3,371		3,295	3,314	1.0%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	8.92%	5,104		5,030	4,849	1.4%
CityVet, Inc.(3)	First-lien loan	2/13/2026	9/26/2028	SOFR +	7.00%	10.66%	2,510		2,445	2,473	0.7%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.70%	7,029		6,959	7,071	2.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.71%	281		272	281	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.20%	14,271		12,822	11,786	3.5%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.52%	8,264		8,172	8,264	2.4%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.52%	157		151	157	0.1%
									39,146	38,195	11.2%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	5.00%	8.67%	2,273		2,246	2,232	0.7%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.50%	8.92%	3,666		3,632	3,637	1.1%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025						10,019	10,019	10,606	3.1%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.42%	5,107		5,006	4,703	1.4%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/30/2030	SOFR +	6.51%	8.92%	3,307		3,249	3,298	1.0%
									24,152	24,476	7.2%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.45%	4,536		4,450	4,496	1.3%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.45%	254		242	251	0.1%
									4,692	4,747	1.4%
Media & Entertainment
Broadsign International Holding Company(4)	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,263	9,843	2.9%
	Warrants	11/24/2025						202	1,800	1,800	0.5%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.69%	8,213		8,096	7,844	2.3%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.69%	30		22	28	—%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	15,318		14,597	13,757	4.0%
iHeartCommunications, Inc.(3)(4)(8)	First-lien loan	3/30/2026	5/1/2029	SOFR +	5.78%	9.28%	3,489		3,049	3,069	0.9%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	8.70%	3,046		2,997	3,076	0.9%
									40,824	39,417	11.6%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.94%	9,410		9,263	9,127	2.7%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.95%	917		901	890	0.3%
									10,164	10,017	2.9%
Real Estate Management & Development
2000 Ponce Owner, LLC(3)	First-lien loan	3/4/2026	3/5/2029	SOFR +	4.25%	7.91%	4,908		4,847	4,846	1.4%
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.16%	4,389		4,340	4,345	1.3%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.35%	7.12%	7,263		7,213	7,263	2.1%
CDL IV Meadow, LLC	Equity Interest	1/15/2026					4,114		4,114	4,198	1.2%
CMM Investments 137 Canton, LLC (3)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	7.82%	4,752		4,712	4,704	1.4%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	6/27/2026	SOFR +	9.25%	10.25% (incl 3.50% PIK)	3,799		3,799	3,827	1.1%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	5,956		5,956	5,941	1.7%
The Marlowe Apartments, LLC(9)(10)	First-lien loan	8/27/2025	9/1/2028		11.00%	11.00%	2,920		2,920	2,927	0.9%
	Preferred	8/27/2025						445	445	501	0.2%

								38,346	38,552	11.3%
Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.45%	4,515	4,429	4,358	1.3%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.45%	585	574	564	0.2%
Caylent, Inc.	Second-lien loan	3/31/2026	3/13/2030		18.00%	18.00% PIK	1,869	1,748	1,841	0.5%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	9.92%	7,140	7,101	7,083	2.1%
CL Thematic, L.P. (9)	Equity Interest							—		—%
Emergence Mobility Technologies, Inc(3)(10)	First-lien loan	12/23/2025	12/18/2030	SOFR +	8.50%	12.19% (inc 3.50% PIK)	5,639	5,454	5,368	1.6%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.43%	10,753	10,531	10,624	3.1%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.67%	6,235	6,168	6,166	1.8%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.31% (incl 4.50% PIK)	1,520	1,494	1,451	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.31%	154	151	147	—%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.20%	7,237	7,157	7,280	2.1%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	5.00%	8.67%	4,972	4,827	4,912	1.4%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.31%	3,169	3,143	3,182	0.9%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.18%	10,864	10,377	7,788	2.3%
								63,154	60,764	17.8%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.67%	6,009	5,960	5,913	1.7%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	10.70%	13,018	12,639	12,213	3.6%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.67%	8,112	7,905	7,966	2.3%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761	3,684	3,663	1.1%
Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.17%	8,480	8,368	8,259	2.4%
	First-lien revolving loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.17%	364	354	355	0.1%
								20,311	20,243	5.9%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	9.52%	9,207	9,081	9,207	2.7%

Total Investments								$522,445	$515,572	151.2%

Cash Equivalents
State Street Institutional U.S. Government Fund								6,410	6,410	1.9%

Total Investments and Cash Equivalents								$528,855	$521,982	153.1%
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company does not “control” any of its portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company does not identify any of its portfolio companies as affiliates.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.

(4)This portfolio company is considered a "non-qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Non-qualifying assets at fair value represented 7% of the Company's total assets as of March 31, 2026.
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
(7)As of March 31, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $522.7 million resulting in estimated gross unrealized gains and losses of $2.7 million and $9.8 million, respectively.
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

Crestline Lending Solutions, LLC
Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	10,890		$10,736	$10,727	3.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	424		408	417	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.22%	5,888		5,799	5,888	1.7%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.57%	9,311		9,163	9,328	2.7%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	10.10%	11,155		10,827	10,821	3.2%
	Equity Interest	11/14/2025						66	66	67	—%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.57%	7,153		6,997	6,610	1.9%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.57%	10,587		10,391	10,343	3.0%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	2,589		2,567	2,589	0.8%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	209		205	209	0.1%
									57,159	56,999	16.6%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	8.93%	6,928		6,820	6,865	2.0%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.47%	10,143		9,980	9,991	2.9%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.52%	7,804		7,637	7,726	2.3%
Cleanova Midco Limited(3)(10)	First-lien loan	6/12/2025	6/12/2032	SOFR +	4.75%	8.48%	10,613		10,263	10,146	3.0%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	4.75%	8.57%	3,000		2,925	2,961	0.9%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.64%	4,838		4,762	4,795	1.4%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	5,390		5,314	5,374	1.6%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.22%	31		(72)	31	—%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	827		795	825	0.2%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.99%	5,529		5,420	5,447	1.6%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	7.82%	10,914		10,483	10,719	3.1%
									64,327	64,880	19.0%
Consumer Durables & Apparel
Fabletics, Inc.(3)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.34%	9,693		9,504	9,499	2.8%
									9,504	9,499	2.8%
Consumer Services
AMC Entertainment Holdings, Inc.(3)(4)(8)(10)	First-lien loan	8/20/2024	1/4/2029	SOFR +	7.00%	10.73%	9,180		9,110	9,215	2.7%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.73%	2,217		2,179	2,211	0.6%
Shutterfly, Inc.(3)(8)(10)	Second-lien loan	9/10/2025	10/1/2027	SOFR +	5.00%	8.82%	11,887		11,336	11,389	3.3%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.57% (incl 1.85% PIK)	6,882		6,822	6,827	2.0%
									29,447	29,642	8.6%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	6.00%	9.72%	1,787		1,720	1,801	0.5%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,007		6,070	6,025	1.8%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,962	1,962	1,945	0.6%
Farrell & Fuller, LLC(5)(10)	First-lien loan	3/31/2025	3/31/2028		11.50%	11.50%	5,662		5,664	5,662	1.7%
									15,416	15,433	4.6%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.08%	8,616		8,442	8,527	2.5%
CL FLS A, L.P.(3)	Equity Interest	12/22/2025	12/22/2031						10,586	10,605	3.1%

FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.25%	9.05%	9,469		9,292	9,326	2.7%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.52%	10,094		9,504	7,886	2.3%
									37,824	36,344	10.6%
Healthcare Equipment & Services
Align ENTA Management Services, LLC (3)(10)	First-lien loan	9/13/2024	6/30/2028	SOFR +	5.00%	8.72%	2,735		2,711	2,734	0.8%
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	3/17/2030		16.00%	16.00% (incl 10% PIK)	3,294		3,214	3,189	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	8.97%	5,117		5,039	5,000	1.5%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.92%	7,029		6,956	7,085	2.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.94%	281		271	281	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.17%	12,307		11,115	10,884	3.2%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	7,535		7,439	7,535	2.2%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	157		150	157	—%
									36,895	36,865	10.8%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	5.00%	8.74%	2,213		2,184	2,195	0.6%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.50%	9.22%	3,675		3,640	3,679	1.1%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025							10,019	10,008	2.9%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.66%	5,174		5,066	5,019	1.5%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/10/2030	SOFR +	6.51%	10.23%	3,307		3,246	3,284	1.0%
									24,155	24,185	7.1%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	4,548		4,457	4,475	1.3%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	254		241	250	0.1%
									4,698	4,725	1.4%
Media & Entertainment
Broadsign International Holding Company	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,219	10,195	3.0%
	Warrants	11/24/2025						202	1,800	1,800	0.5%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	8,234		8,109	8,119	2.4%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	59		51	58	—%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	12,318		11,746	11,578	3.4%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	8.67%	3,054		3,002	3,084	0.9%
									34,927	34,834	10.2%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.95%	9,433		9,279	9,141	2.7%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.92%	528		511	512	0.2%
									9,790	9,653	2.9%
Real Estate Management & Development
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.23%	4,389		4,335	4,334	1.3%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.45%	7.10%	7,263		7,204	7,227	2.1%
CMM Investments 137 Canton, LLC (3)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	7.88%	4,752		4,706	4,706	1.4%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	6/27/2026	SOFR +	9.25%	13.5% (incl 6.5% PIK)	3,756		3,756	3,765	1.1%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	5,519		5,519	5,486	1.6%
The Marlowe Apartments, LLC(10)	First-lien loan	8/27/2025	9/1/2028		11.00%	11.00%	2,722		2,722	2,735	0.8%
Carrollton Preferred, LLC(9)	Preferred	8/27/2025						445	445	469	0.1%
Willow Breeze, LLC(3)(10)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75% PIK	6,577		6,576	6,577	1.9%
									35,263	35,299	10.3%
Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	4,516		4,425	4,330	1.3%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	328		316	314	0.1%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	9.97%	7,194		7,150	7,187	2.1%
CL Thematic, L.P. (9)	Equity Interest	12/23/2025							—	2	—%

Emergence Mobility Technologies, Inc(3)	First-lien loan	12/23/2025	12/18/2030	SOFR +	8.50%	12.23% (inc 3.5% PIK)	5,589	5,395	5,449	1.6%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.48%	8,826	8,582	8,747	2.6%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.87%	6,235	6,165	6,229	1.8%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.52% (incl 3.50% PIK)	1,503	1,475	1,452	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.55%	154	150	149	—%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.17%	7,237	7,150	7,194	2.1%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	6.00%	9.84%	4,972	4,818	4,873	1.4%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.40%	3,063	3,036	3,070	0.9%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.35%	10,864	10,354	10,018	2.9%
								59,016	59,014	17.2%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.72%	6,024	5,973	5,964	1.8%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	10.67%	10,890	10,620	10,555	3.1%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.72%	7,890	7,673	7,731	2.3%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761	3,682	3,689	1.1%
Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	8,501	8,379	8,374	2.5%
	First-lien revolving loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	489	477	481	0.1%
								20,211	20,275	6.0%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	9.84%	9,230	9,095	9,129	2.7%

Total Investments								$464,320	$463,295	135.7%

Cash Equivalents
State Street Institutional U.S. Government Fund								22,877	22,877	6.7%

Total Investments and Cash Equivalents								$487,197	$486,172	142.4%
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

Crestline Lending Solutions, LLC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Shares	Paid in Capital	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	17,146,374	$347,434	$(6,822)	$340,612
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	7,823	7,823
Net change in unrealized gains (losses) on investments	—	—	(5,848)	(5,848)
Net realized gains (losses) on investments	—	—	1	1
Dividends to shareholders:
Reinvestment of shareholder distributions	318,515	6,325	—	6,325
Dividends declared from net investment income	—	—	(8,030)	(8,030)
Balance at March 31, 2026	17,464,889	$353,759	$(12,876)	$340,883

Total Net Assets(1)
Balance at December 31, 2024	$142,256
Net investment income (loss)	3,508
Net change in unrealized gains (losses) on investments	(636)
Capital contributions	9,950
Balance at March 31, 2025	$155,078

(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the three months ended March 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025(1)
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$1,976	$2,872
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	5,848	636
Net realized (gains) losses on investments	(1)	—
Net amortization of discount on investments	(820)	(146)
Amortization of deferred financing costs	27	—
Amortization of discount on debt	34	—
Purchases and originations of investments, net	(68,781)	(50,836)
Proceeds from investments, net	276	—
Repayments on investments	11,660	5,784
Paid-in-kind interest capitalized	(461)	(225)
Changes in operating assets and liabilities:
Interest receivable	(1,137)	(125)
Prepaid expenses and other assets	4,873	(6,566)
Management fees payable to affiliate	(27)	—
Incentive fees on net investment income payable to affiliate	90	—
Other payables to affiliates	43	—
Investment payables	16,510	(4,935)
Other liabilities	106	(286)
Net Cash Provided by (Used in) Operating Activities	(29,784)	(53,827)
Cash Flows from Financing Activities
Borrowings on debt	148,617	—
Repayments on debt	(134,800)	—
Deferred financing costs	—	—
Dividends paid to shareholders	(2,494)	—
Capital calls	—	9,950
Net Cash Provided by (Used in) Financing Activities	11,323	9,950
Net Increase (Decrease) in Cash and Cash Equivalents	(18,461)	(43,877)
Cash and cash equivalents, beginning of period	25,850	49,084
Cash and Cash Equivalents, End of Period	$7,389	$5,207
Supplemental Information:
Interest paid during the period	$2,066	$—
Excise and other taxes paid during the period	$60	$—
Dividends declared during the period	$8,030	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$6,325	$—
(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the three months ended March 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Notes to the Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, unless otherwise indicated)
1. Organization and Basis of Presentation
Organization
Crestline Lending Solutions, LLC (the “Company”) is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle") on August 15, 2024 ("Inception"). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act") on September 2, 2025 (the “BDC Election Date”). The Company is a perpetual-life BDC, and its units of limited liability company interests (the “Shares”) are not listed for trading on a stock exchange or other securities market.
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
The Adviser previously provided such services pursuant to an investment advisory agreement between the Company and the Adviser dated as of September 2, 2025 (the "Prior Investment Advisory Agreement"). On December 1, 2025, Rithm Capital Corporation and certain of its affiliates acquired the Adviser and certain of its affiliated entities, which resulted in the termination of the Prior Investment Advisory Agreement in accordance with its terms, and the Company entered into the Investment Advisory Agreement and amended and restated administration agreement (the "Administration Agreement") on such date.
The Adviser is registered as an investment adviser with the SEC. Under the Administration Agreement between the Company and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for the Company to operate, and the Company has agreed to reimburse the Administrator for the allocable portion of its overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, its allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staff. The Administrator has engaged a third-party sub-administrator to assist in the provision of the Company’s administrative services.
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
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in the Company’s Form 10‑K for the year ended December 31, 2025, and includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents are held at major financial institutions, which at times may exceed U.S. federally insured limits. Cash and cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. As of March 31, 2026, the Company held cash and cash equivalents totaling $7.4 million of which $6.4 million are cash equivalents. As of December 31, 2025, the Company held cash and cash equivalents totaling $25.9 million, of which $22.9 million are cash equivalents.
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
As of March 31, 2026 and December 31, 2025, the Company had no investments on non-accrual status.
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
For the three months ended March 31, 2026, the Company did not record any U.S. federal excise tax or other taxes. No excise tax was recorded for the three months ended March 31, 2025.
Before the BDC Election Date, due to the nature of the Company's activities and its organization as a limited liability company and its prior treatment as a partnership for federal income tax purposes up to the BDC Election Date, it generally was not subject to federal, state or local income taxes. Income taxes were payable by the investors in the Ramp Vehicle based on their share of the income or loss of the Ramp Vehicle and have not been reflected in the accompanying consolidated financial statements.

Dividends to Shareholders
Dividends to shareholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional Shares, rather than receiving the cash dividend. The Company expects to use newly issued Shares to satisfy the dividend reinvestment plan. See Note 9 for further information related to dividends.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

3. Agreements and Related Party Transactions
Administration Agreement
Under the terms of the Administration Agreement, the Administrator is responsible for providing the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Company will pay the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including, but not limited to, the allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. State Street Bank and Trust Company provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $0.2 million and $0.0 million for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.
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
For the three months ended March 31, 2026, Management Fees were $0.8 million. Management Fees for the three months ended March 31, 2026 were calculated at an annual rate of 0.9875%. No Management Fees were recorded for the three months ended March 31, 2025.
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
For the three months ended March 31, 2026, Incentive Fees on net investment income were $1.1 million. For the three months ended March 31, 2026 Incentive Fees on capital gains were $0.0 million. No Incentive Fees were recorded for the three months ended March 31, 2025.
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
For the three months ended March 31, 2026, the Company recorded less than $0.1 million of expense Reimbursement Payments to the Adviser in the Consolidated Statement of Operations.
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
The composition of the Company's investments at fair value consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$451,796	$447,145	$(4,651)
Second-lien debt investments	52,237	49,235	(3,002)
Equity and other investments	18,412	19,192	780
Total Investments	$522,445	$515,572	$(6,873)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$389,340	$388,556	$(784)
Second-lien debt investments	50,102	49,843	(259)
Equity and other investments	24,878	24,896	18
Total Investments	$464,320	$463,295	$(1,025)

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments as a percentage of fair value at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Capital Goods	11.5%	12.3%
Commercial & Professional Services	15.5%	14.0%
Consumer Durables & Apparel	3.8%	2.1%
Consumer Services	8.3%	6.4%
Financial Services	3.0%	3.3%
Food and Beverage	7.3%	7.8%
Healthcare Equipment & Services	6.9%	8.0%
Insurance	4.7%	5.2%
Materials	0.9%	1.0%
Media & Entertainment	7.6%	7.5%
Pharmaceuticals	1.9%	2.1%
Real Estate Management & Development	7.5%	7.6%
Software & Services	11.8%	12.7%
Technology Hardware & Equipment	1.2%	1.3%
Telecommunication Services	2.4%	2.3%
Transportation	3.9%	4.4%
Utilities	1.8%	2.0%
Total	100.0%	100.0%
The geographic composition of investments at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
United States
Midwest	20.5%	21.4%
Northeast	9.3%	12.0%
South	35.8%	35.8%
West	31.0%	27.0%
Puerto Rico	1.1%	1.2%
Canada	2.3%	2.6%
Total	100.0%	100.0%

5. Fair Value of Financial Instruments
Investments
The following tables present fair value measurements of investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy at March 31, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$98,133	$349,012	$447,145
Second-lien debt investments	—	27,707	21,528	49,235
Equity and other investments	—	—	19,192	19,192
Total investments at fair value	$—	$125,840	$389,732	$515,572

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$81,796	$306,760	$388,556
Second-lien debt investments	—	29,934	19,909	49,843
Equity and other investments	—	—	24,896	24,896
Total investments at fair value	$—	$111,730	$351,565	$463,295
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026:

	As of and for the Three Months Ended March 31, 2026
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$306,760	$19,909	$24,896	$351,565
Purchases or originations	43,355	1,748	4,120	49,223
Repayments / redemptions	(11,379)	—	—	(11,379)
Paid-in-kind interest	300	160	—	460
Net change in unrealized gains (losses)	(950)	(413)	762	(601)
Net amortization of discount on securities	340	124	—	464
Transfers within Level 3	10,586	—	(10,586)	—
Balance, End of Period	$349,012	$21,528	$19,192	$389,732

The following tables present the changes in the fair value of the Ramp Vehicle's investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025:

	As of and for the Three Months Ended March 31, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$75,719	$—	$—	$75,719
Purchases or originations	35,857	—	—	35,857
Repayments / redemptions	(5,659)	—	—	(5,659)
Paid-in-kind interest	225	—	—	225
Net change in unrealized gains (losses)	224	—	—	224
Net amortization of discount on securities	105	—	—	105
Balance, End of Period	$106,471	$—	$—	$106,471

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2026 and March 31, 2025:

	Net Change in Unrealized Gains or (Losses) For the Three Months Ended March 31, 2026 on Investments Held at March 31, 2026	Net Change in Unrealized Gains or (Losses) For the Three Months Ended March 31, 2025 on Investments Held at March 31, 2025
First-lien debt investments	$(925)	$224
Second-lien debt investments	(413)	—
Equity and other investments	765	—
Total	$(573)	$224
The following tables present the fair value of Level 3 investments at fair value and the significant unobservable inputs used in the valuations as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	March 31, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$349,012	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.27% to 17.89%
Second-lien debt investments	21,528	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	13.83% to 20.10%
Equity and other investments	19,192	Discounted Cash Flow - Yield Analysis Market Approach - GPC Current Value Method	Discount Rate EV / EBITDA Multiple	21.32% 7.75x to 17.75x
Total	$389,732

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First-lien debt investments	$306,760	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.15% - 18.39%
Second-lien debt investments	19,909	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	13.58%
Equity and other investments	24,896	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	21.32%
Total	$351,565

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

6. Debt
Pursuant to the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. In the normal course, the Company intends to manage the portfolio with at least a 200% asset coverage ratio. However, the Company may reduce its asset coverage ratio to 167.5% which would allow the Company to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the Company. As of March 31, 2026, the Company’s asset coverage was 317.4%.
SPV Credit Facility
On September 19, 2025 (the “Effective Date”), the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), its wholly owned subsidiary, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility has a committed loan amount of $150 million and an uncommitted loan amount of $150 million. Borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay the following unused commitment fees depending on the applicable date: (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
The Loan Agreement sets out standard terms, including affirmative and negative covenants, lists common events of default like nonpayment, misrepresentation, covenant breaches, bankruptcy, or change of control, and includes typical cure and notice provisions.
The SPV Credit Facility is secured by the assets of CL SPV. As of March 31, 2026, the Company and CL SPV were in compliance with all financial covenants under the Loan Agreement.
Debt obligations consisted of the following as of March 31, 2026 (dollars in thousands):

	March 31, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value(2)
SPV Credit Facility	$300,000	$157,950	$142,050	$156,779
Total Debt	$300,000	$157,950	$142,050	$156,779
(1) The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility and asset coverage requirements.
(2) The carrying value of the SPV Credit Facility is presented net of deferred financing costs and original issue discounts of $1.2 million.
The summary information regarding the SPV Credit Facility is as follows (dollars in thousands):

Three Months Ended
March 31, 2026
Interest expense	$2,169
Commitment fees	82
Amortization of deferred financing costs	27
Accretion of original issue discount	34
Total Interest Expense	$2,312

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
As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	March 31, 2026	December 31, 2025
2000 Ponce Owner, LLC - Delayed Draw	$86	$—
7050 Rime Village Owner, LLC - Delayed Draw	24	24
A&J Holdco, LLC - Delayed Draw & Revolver	1,606	3,713
Aeritek Global Holdings, LLC - Revolver	873	659
Afore Insurance Services, LLC - Delayed Draw & Revolver	233	299
Alcrete, LLC - Delayed Draw & Revolver	2,894	2,894
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	912
Ark Data Centers, LLC - Delayed Draw & Revolver	1,919	2,176
Arrow, Inc. - Delayed Draw & Revolver	2,307	2,307
Attigo Health, LLC - Revolver	571	571
Best Practice Associates, LLC - Revolver	588	588
Bishop Street Underwriters, LLC - Delayed Draw	2,889	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3,848	4,090
Brightwood MOI ACQ, LLC - Delayed Draw	5,040	—
By Light Professional IT Services, LLC - Revolver	446	446
Caylent, Inc. - Delayed Draw	8,305	—
CityVet, Inc. - Delayed Draw	3,766	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	2,117	4,461
CX Institutional, LLC - Delayed Draw	3,367	3,367
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	4,209	4,209
Fabletics, Inc. - Delayed Draw	327	388
FreshPure Buyer, Inc. - Delayed Draw	4,734	4,734
Galaxy Helios I, LLC - Delayed Draw	3,321	5,248
Gas Media Holdings, LLC - Delayed Draw & Revolver	2,335	2,305
Gridhawk Holdings, LLC - Delayed Draw	1,714	—
IXOPay, Inc. - Delayed Draw & Revolver	3,537	3,537
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1,601	1,601
Jitterbit, Inc. - Revolver	50	50
Meta Buyer, LLC - Delayed Draw & Revolver	2,862	—
Mist Holding Co. - Delayed Draw & Revolver	3,577	3,577
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1,363	1,564
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	840	840
One East Camelback, LLC - Delayed Draw	4,044	4,481
Payrange, LLC - Revolver	620	620
PT&C Group, LLC - Delayed Draw & Revolver	3,223	7,774
SDG Mgmt Company, LLC - Delayed Draw & Revolver	1,577	2,324
Sensei Holdco, LLC - Delayed Draw & Revolver	2,895	2,895
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3,847	3,847
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	2,801	3,532
The Marlowe Apartments, LLC - Delayed Draw	896	1,094
TickPick Intermediate Holdings, LLC - Revolver	200	200
Top Rx, LLC - Revolver	195	584

UltraViolet Cyber, Inc. - Delayed Draw	5,967	5,967
US Signal Company, LLC - Delayed Draw & Revolver	469	575
Vehicle Management Services, LLC - Revolver	464	339
WHI Global, LLC - Revolver	156	280
Willow Breeze, LLC - Delayed Draw	—	81
Total Portfolio Company Commitments(1)(2)	$98,703	$89,153
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
As of March 31, 2026, we had received Capital Commitments totaling $386.3 million ($49.8 million remaining undrawn).
Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the three months ended March 31, 2026. All Shares issued to shareholders in the tables below are newly issued Shares.
.

	For the Three Months Ended March 31, 2026
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2025	December 31, 2025	January 30, 2026	318,515
Total Shares Issued			318,515
The Company has commenced a Share repurchase program pursuant to which it intends to repurchase in each quarter up to 5% of its outstanding Shares (either by number of Shares or aggregate NAV) as of the prior quarter.
The following table presents the Share repurchase offers completed for the fiscal quarter ended March 31, 2026:

Offer Date	Tender Offer Expiration	Repurchase Price per Share(1)	Repurchased Amount	Shares Repurchased
March 20, 2026	April 20, 2026	$19.52	$—	$—

(1)The purchase price for Shares tendered pursuant to the tender offer ended April 20, 2026 was the Company’s net asset value as of March 31, 2026. Although no Shares were repurchased pursuant to such tender offer, the purchase price is included in the table above to show the terms of the repurchase offer for the applicable period.
9. Dividends
The following table summarizes dividends declared for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2026	March 31, 2026	May 18, 2026	$0.46
Total Dividends Declared			$0.46
The dividends declared during the three months ended March 31, 2026 were derived from net investment income, determined on a tax basis for the three months ended March 31, 2026.
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
10. Financial Highlights
The following per Share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for the three months ended March 31, 2026.

Three Months Ended
March 31, 2026
Per Share Data (1)
Net asset value, beginning of period	$19.86

Net investment income (2)	0.45
Net realized and unrealized gain (loss) (2)	(0.34)
Total from operations	0.11
Net share issuance (3)	0.01
Dividends declared (4)	(0.46)
Total increase (decrease) in net assets	(0.34)
Net Asset Value, End of Period	$19.52
Total return based on net asset value (5)	0.60%
Shares outstanding, end of period	17,464,889
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets	6.21%
Ratio of net investment income to average net assets	9.18%
Portfolio turnover	9.76%
Net assets, end of period	$340,883
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

11. Subsequent Events
The Company’s management has evaluated subsequent events through the date the financial statements were available to be issued. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

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
We are externally managed by Crestline Management, L.P. (the "Adviser"), which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the investment advisory agreement between us and the Adviser, dated as of December 1, 2025 (the "Investment Advisory Agreement"). The Adviser previously provided such services pursuant to an investment advisory agreement between us and the Adviser dated as of September 2, 2025 (the "Prior Investment Advisory Agreement"). On December 1, 2025, Rithm Capital Corporation and certain of its affiliates acquired the Adviser and certain of its affiliated entities, which resulted in the termination of the Prior Investment Advisory Agreement in accordance with its terms, and we entered into the Investment Advisory Agreement and the amended and restated administration agreement (the "Administration Agreement") on such date. The Adviser is registered as an investment adviser with the SEC. Pursuant to the Administration Agreement between us and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for us to operate, and we have agreed to reimburse the Administrator for the allocable portion of our overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator has engaged a third-party sub-administrator to assist in the provision of our administrative services.

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
Contractual Obligations
We have entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services, and the Administration Agreement with the Administrator to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in Note 3–Agreements and Related Party Transactions in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Portfolio and Investment Activity
As of March 31, 2026, our portfolio based on fair value consisted of 86.7% first-lien debt investments, 9.6% second-lien debt investments, and 3.7% equity and other investments. As of December 31, 2025, our portfolio based on fair value consisted of 83.8% first-lien debt investments, 10.8% second-lien debt investments, and 5.4% equity and other investments.
As of March 31, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.8% and 10.8% respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.9% and 10.8%, respectively.
Our investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Net funded investment activity
New gross commitments at par (1)	$76.9	$46.3
Net investments funded	71.9	45.8
Investments sold or repaid	11.9	5.8
Net funded investment activity	$60.0	$40.0

Gross commitments at par (1)
First-lien debt investments	$556.7	$189.2
Second-lien debt investments	56.1	6.4
Equity investments	14.5	—
Total gross commitments	$627.3	$195.6

Portfolio company activity
Portfolio companies, beginning of period	68	29
Number of new portfolio companies	8	7
Number of exited portfolio companies	2	1
Portfolio companies, end of period	74	35
Count of industries	17	15

New investment activity
Weighted average annual interest rate on new debt investments at par	9.54%	11.10%
Weighted average annual interest rate on new floating rate debt investments at par	9.12%	9.97%
Weighted average spread on new debt investments at par	5.87%	6.77%
(1)Gross commitments at par includes unfunded investment commitments.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$451.8	$447.2	$389.3	$388.6
Second-lien debt investments	52.2	49.2	50.1	49.8
Equity and other investments	18.4	19.2	24.9	24.9
Total	$522.4	$515.6	$464.3	$463.3
As of March 31, 2026 and December 31, 2025, we had no investments on non-accrual status.
The weighted average yields and interest rates of our performing debt investments at fair value as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities	10.7%	10.8%
Weighted average interest rate of debt and income producing securities	9.7%	9.8%
Weighted average spread over reference rate of all floating rate investments	5.7%	5.8%
Asset Quality
The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	March 31, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$506.2	98.2%	$453.8	97.9%
2	9.4	1.8%	9.5	2.1
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$515.6	100.0%	$463.3	100.0%

Results of Operations
Operating results for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Total investment income	$13.1	$3.6
Less: Net expenses	5.3	0.1
Net investment income before income taxes	7.8	3.5
Less: Income taxes, including excise taxes	—	—
Net investment income	7.8	3.5
Net change in unrealized gains (losses)	(5.8)	(0.6)
Net increase (decrease) in net assets resulting from operations	$2.0	$2.9

Investment Income

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Interest from investments	$12.0	$3.4
Paid-in-kind interest income	0.9	0.2
Other income	0.2	—
Total investment income	$13.1	$3.6
For the three months ended March 31, 2026 and March 31, 2025, total investment income was $13.1 million and $3.6 million, respectively, as a result of the growth in our investment portfolio. As of March 31, 2026 and March 31, 2025, the size of our investment portfolio at fair value was approximately $515.6 million and $148.7 million, respectively.

Expenses
Operating expenses for the three months ended March 31, 2026 and March 31, 2025, were as follows:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Interest	$2.3	$—
Management fees	0.8	—
Incentive fees on net investment income	1.1	—
Offering expense	0.1	—
Professional fees	0.5	0.1
Directors’ fees	0.1	—
Other general and administrative (1)	0.4	0.0
Expense support (See Note 3)(1)	0.0	—
Net Expenses	$5.3	$0.1
(1)Amounts round to less than $0.1 million.
For the three months ended March 31, 2026 and March 31, 2025, total operating expenses were $5.3 million and $0.1 million, respectively. For the three months ended March 31, 2025, our operating expenses as the Ramp Vehicle were inconsequential.
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
For the three months ended March 31, 2026, we did not record any U.S. federal excise tax or other taxes.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025
Net realized gains (losses) on investments	$0.0	$0.0
Net Realized Gains (Losses) (1)	$0.0	$0.0

Change in unrealized gains on investments	$1.7	$0.4
Change in unrealized (losses) on investments	(7.5)	(1.0)
Net Change in Unrealized Gains (Losses) on Investments	$(5.8)	$(0.6)

Net Change in Unrealized Gains (Losses)	$(5.8)	$(0.6)
(1)Amounts round to less than $0.1 million.
For the three months ended March 31, 2026, we had net realized gains on investments of less than $0.0 million.

For the three months ended March 31, 2026 and March 31, 2025, we had net unrealized gains (losses) on investments of $(5.8) million and $(0.6) million, respectively. The change in net unrealized gains (losses) on investments for the three months ended March 31, 2026 compared to March 31, 2025 is primarily attributable to spreads widening due to increased market volatility.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are derived primarily from proceeds from equity issuances, advances from our SPV Credit Facility, and cash flows from operations. The primary uses of our cash and cash equivalents are:
•investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements;
•the cost of operations (including paying our Adviser);
•debt service, repayment, and other financing costs; and
•cash dividends to the holders of our Shares.
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of the SPV Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of March 31, 2026, our asset coverage ratio was 317.4%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our SPV Credit Facility to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of March 31, 2026 taken together with cash available under the SPV Credit Facility and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had approximately $142.0 million of availability under the SPV Credit Facility, subject to asset coverage limitations.
As of March 31, 2026, we had $7.4 million in cash and cash equivalents. For the three months ended March 31, 2026, we used $29.8 million in cash from operating activities primarily attributable to funding portfolio investments of $68.8 million, which was offset by repayments and proceeds from investments of $11.9 million and an increase in investment payables of $16.5 million. Net cash provided by financing activities was $11.3 million during the period was primarily due to borrowings under the SPV Credit Facility of $148.6 million and repayments on the SPV Credit Facility of $134.8 million.
Equity
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. Prior to our election to be regulated as a BDC and during our operations as the Ramp Vehicle, we sold interests to investors in the Ramp Vehicle based on such investors’ capital commitments to the Ramp Vehicle. As of March 31, 2026, we had received Capital Commitments totaling $386.3 million ($49.8 million remaining undrawn).
Debt
On September 19, 2025, (the “Effective Date”), we entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), our wholly owned subsidiary, as borrower, us, as equityholder and servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support our investment and operational activities. The SPV Credit Facility has a committed loan amount of $150 million and an uncommitted loan amount of $150 million. Borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay the following unused commitment fees depending on the applicable date: (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
For further details, see “Note 6 - Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our debt obligations consisted of the following as of March 31, 2026:

	March 31, 2026
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Credit Facility	$300.0	$158.0	$142.0	$156.8
Total Debt	$300.0	$158.0	$142.0	$156.8
(1)The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility.
The SPV Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.
As of March 31, 2026, we and CL SPV were in compliance with the terms of our debt arrangements. We intend to continue to utilize the SPV Credit Facility to fund investments and for other general corporate purposes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of March 31, 2026 and December 31, 2025 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2026	December 31, 2025
2000 Ponce Owner, LLC - Delayed Draw	$0.1	$—
7050 Rime Village Owner, LLC - Delayed Draw(3)	0.0	0.0
A&J Holdco, LLC - Delayed Draw & Revolver	1.6	3.7
Aeritek Global Holdings, LLC - Revolver	0.9	0.7
Afore Insurance Services, LLC - Delayed Draw & Revolver	0.2	0.3
Alcrete, LLC - Delayed Draw & Revolver	2.9	2.9
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	0.9
Ark Data Centers, LLC - Delayed Draw & Revolver	1.9	2.2
Arrow, Inc. - Delayed Draw & Revolver	2.3	2.3
Attigo Health, LLC - Revolver	0.6	0.6
Best Practice Associates, LLC - Revolver	0.6	0.6
Bishop Street Underwriters, LLC - Delayed Draw	2.9	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3.8	4.1
Brightwood MOI ACQ, LLC - Delayed Draw	5.0	—
By Light Professional IT Services, LLC - Revolver	0.4	0.4
Caylent, Inc. - Delayed Draw	8.3	—
CityVet, Inc. - Delayed Draw	3.8	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	2.1	4.5
CX Institutional, LLC - Delayed Draw	3.4	3.4
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	4.2	4.2

Fabletics, Inc. - Delayed Draw	0.3	0.4
FreshPure Buyer, Inc. - Delayed Draw	4.7	4.7
Galaxy Helios I, LLC - Delayed Draw	3.3	5.2
Gas Media Holdings, LLC - Delayed Draw & Revolver	2.3	2.3
Gridhawk Holdings, LLC - Delayed Draw	1.7	—
IXOPay, Inc. - Delayed Draw & Revolver	3.5	3.5
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1.6	1.6
Jitterbit, Inc. - Revolver	0.1	0.1
Meta Buyer, LLC - Delayed Draw & Revolver	2.9	—
Mist Holding Co. - Delayed Draw & Revolver	3.6	3.6
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1.4	1.6
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	0.8	0.8
One East Camelback, LLC - Delayed Draw	4.0	4.5
Payrange, LLC - Revolver	0.6	0.6
PT&C Group, LLC - Delayed Draw & Revolver	3.2	7.8
SDG Mgmt Company, LLC - Delayed Draw & Revolver	1.6	2.3
Sensei Holdco, LLC - Delayed Draw & Revolver	2.9	2.9
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3.8	3.8
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	2.8	3.5
The Marlowe Apartments, LLC - Delayed Draw	0.9	1.1
TickPick Intermediate Holdings, LLC - Revolver	0.2	0.2
Top Rx, LLC - Revolver	0.2	0.6
UltraViolet Cyber, Inc. - Delayed Draw	6.0	6.0
US Signal Company, LLC - Delayed Draw & Revolver	0.5	0.6
Vehicle Management Services, LLC - Revolver	0.5	0.3
WHI Global, LLC - Revolver	0.2	0.3
Willow Breeze, LLC - Delayed Draw	—	0.1
Total Portfolio Company Commitments(1)(2)	$98.7	$89.2
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
Other Commitments and Contingencies
As of March 31, 2026, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Contractual Obligations
A summary of our contractual payment obligations as of March 31, 2026 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Credit Facility	$158.0	$—	$—	$158.0	$—
Total Contractual Obligations	$158.0	$—	$—	$158.0	$—
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
We have commenced a Share repurchase program pursuant to which we intend to repurchase, in each quarter, up to 5% of our outstanding Shares as of the close of the previous calendar quarter (either by number of Shares or aggregate NAV), generally using a purchase price equal to our NAV per Share as of a recent date. However, we are not obligated to repurchase any Shares. The Board may, in its sole discretion, amend, suspend or terminate the Share repurchase program if it deems such action to be in our best interest and the best interests of our shareholders. As a result, Share repurchases may not be available each quarter, shareholders may not be able to sell their Shares promptly or at a desired price, and an investment in our Shares is not suitable if an investor requires short-term liquidity.
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
For the three months ended March 31, 2026, no Shares were tendered for repurchase by shareholders pursuant to our tender offer that commenced on March 20, 2026 and expired on April 21, 2026.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
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
The amount of any Expense Payment by the Adviser, and our obligation to make a Reimbursement Payment, is determined by whether we exceed an annual expense cap equal to a percentage of our NAV (the “Annual Expense Cap”). For example, if the Annual Expense Cap in place was 1.35%, and we incurred expenses equivalent to 1.35% plus 25 basis points of our NAV during a given quarter, the Adviser would make an Expense Payment equivalent to the 25 basis points. In addition, if we incur expenses equivalent of 1.35% less 25 basis points in a given quarter, we would have the obligation to reimburse the Adviser up to 25 basis points of our NAV to the extent it does not exceed the total amount of reimbursable expenses due to the Adviser. The calculation of the Annual Expense Cap has been appropriately pro rated for our initial period of operations. See Note 3–Agreements and Related Party Transactions in Part I, Item 1 in this Quarterly Report on Form 10-Q.
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
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025 and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its meetings in the first quarter of 2026 and at its most recent meeting on April 29, 2026. Market expectations have shifted away from anticipated rate cuts toward rates remaining at current levels for longer, as inflation remains above the Federal Reserve's target. Given the evolving economic environment, there can be no assurance regarding future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a sustained reductions in interest rates would reduce our gross investment income and could result in a decrease in our net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates on our borrowings.
As of March 31, 2026, 94.2% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 85.1% of these subject to interest rate floors. The SPV Credit Facility also bears interest at floating rates.

Assuming that our balance sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$14.1	$4.7	$9.4
Up 200 basis points	$9.4	$3.2	$6.2
Up 100 basis points	$4.7	$1.6	$3.1
Down 25 basis points	$(1.2)	$(0.4)	$(0.8)
Down 50 basis points	$(2.4)	$(0.8)	$(1.6)
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
ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
(b)Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed under “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Other than the Shares issued pursuant to our distribution reinvestment plan, we did not sell any unregistered equity securities or call capital during the three months ended March 31, 2026. See Note 8 for further information on Shares issued under the dividend reinvestment plan for the quarter ended March 31, 2026.
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

Crestline Lending Solutions, LLC

Date: May 13, 2026	By:	/s/ Chris Semple
Chris Semple
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Camille Sassman
Camille Sassman
Chief Financial Officer
(Principal Financial Officer)