Form 10-Q
period 2026-06-30
Crestline Lending Solutions, LLC
filed 2026-08-12
CIK 2035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The registrant had 20,231,124 units of limited liability company interests outstanding as of August 12, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Crestline Lending Solutions, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $623,066 and $464,320, respectively)	$614,817	$463,295
Cash and cash equivalents	8,413	25,850
Interest receivable	5,515	3,395
Prepaid expenses and other assets	2,415	7,591
Total Assets	$631,160	$500,131
Liabilities
Debt (net of deferred financing costs of $467 and $521, respectively)	$241,005	$142,902
Management fees payable to affiliate	839	856
Incentive fees on net investment income payable to affiliate	1,266	1,028
Other payables to affiliate	211	147
Dividends payable	9,370	8,820
Investment payables	11,819	2,862
Other liabilities	4,073	2,904
Total Liabilities	268,583	159,519
Commitments and contingencies (Note 7)
Net Assets
Members' capital	—	—
Paid-in capital (unlimited shares authorized, 18,618,427 and 17,146,374 shares issued and outstanding, respectively)	376,368	347,434
Distributable earnings	(13,791)	(6,822)
Total Net Assets	362,577	340,612
Total Liabilities and Net Assets	$631,160	$500,131
Net Asset Value Per Share	$19.47	$19.86

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025(1)	June 30, 2026	June 30, 2025(1)
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$14,108	$5,053	$26,117	$8,500
Paid-in-kind interest income	964	422	1,830	606
Other income	253	131	491	130
Total Investment Income	15,325	5,606	28,438	9,236
Expenses
Interest	3,222	—	5,534	—
Management fees	839	—	1,668	—
Incentive fees on net investment income	1,266	—	2,384	—
Offering expense	90	—	152	—
Professional fees	616	147	1,156	265
Directors’ fees	56	—	112	—
Other general and administrative	327	41	691	46
Total expenses before expense support	6,416	188	11,697	311
Expense support (See Note 3)	1	—	10	—
Net Expenses	6,417	188	11,707	311
Net Investment Income Before Income Taxes	8,908	5,418	16,731	8,925
Income taxes, including excise taxes	45	—	45	—
Net Investment Income	8,863	5,418	16,686	8,925

Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,376)	898	(7,224)	262
Total net change in unrealized gains (losses)	(1,376)	898	(7,224)	262
Realized gains (losses):
Non-controlled, non-affiliated investments	968	—	969	—
Total net realized gains (losses)	968	—	969	—
Total Net Unrealized and Realized Gains (Losses)	(408)	898	(6,255)	262
Increase (Decrease) in Net Assets Resulting from Operations	$8,455	$6,316	$10,431	$9,187
(1)Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the three and six months ended June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of June 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.75%	10.42%	10,836		10,695	10,717	3.0%
	First-lien loan	3/6/2026	8/27/2030	SOFR +	6.75%	10.42%	2,693		2,655	2,663	0.7%
	First-lien loan	4/14/2026	8/27/2030	SOFR +	6.75%	10.42%	520		513	514	0.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.75%	10.42%	325		311	322	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.14%	6,143		6,061	6,032	1.7%
	First-lien revolving loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.15%	223		217	219	0.1%
IPC Nalas Acquisition, LLC(3)(10)	First-lien loan	4/14/2026	4/14/2032	SOFR +	5.25%	8.91%	3,428		3,358	3,376	0.9%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.42%	8,915		8,789	8,759	2.4%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	9.90%	11,099		10,794	10,900	3.0%
	Equity Interest	11/14/2025						66	66	76	0.0%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.49%	10,407		9,953	9,646	2.7%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.49%	10,480		10,300	10,312	2.8%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.00%	11.78%	2,576		2,557	2,576	0.7%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.00%	11.74%	398		394	398	0.1%
									66,663	66,510	18.3%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	8.98%	9,034		8,874	9,034	2.5%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.39%	10,039		9,891	9,958	2.7%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.39%	7,353		7,213	7,140	2.0%
Cadence Intermediate II, LLC (3)(10)	First-lien loan	6/3/2026	10/1/2028	SOFR +	7.00%	10.81%	7,851		7,733	7,773	2.1%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	5.00%	8.67%	5,326		5,243	5,230	1.4%
ES Landscape, Inc.(3)(10)	First-lien loan	6/10/2026	6/11/2031	SOFR +	5.53%	9.20%	13,910		13,704	13,701	3.8%
Gridhawk Holdings LLC(3)(10)	First-lien loan	1/16/2026	5/7/2030	SOFR +	5.50%	9.16%	5,983		5,922	5,768	1.6%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.49%	5,002		4,937	4,912	1.4%
	First-lien revolving loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.39%	129		123	127	0.0%
Mersino, Inc.(3)(10)	First-lien loan	4/15/2026	3/31/2029	SOFR +	6.00%	9.73%	13,529		13,362	13,361	3.7%
	First-lien revolving loan	4/15/2026	3/31/2029	SOFR +	6.00%	9.66%	77		65	75	0.0%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.28%	5,336		5,215	5,187	1.4%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.28%	4,510		4,471	4,383	1.2%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.28%	1,898		1,869	1,845	0.5%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.68%	12,707		12,500	12,606	3.5%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	7.77%	10,856		10,536	10,460	2.9%
									111,658	111,560	30.8%
Consumer Durables & Apparel
Fabletics, Inc.(3)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.16%	9,889		9,715	9,892	2.7%
Fender Musical Instruments(3)(8)	First-lien loan	2/17/2026	12/1/2028	SOFR +	4.00%	7.74%	10,899		10,070	10,435	2.9%
									19,785	20,327	5.6%
Consumer Services
Brightwood Acquisitions MOI, LLC(3)(10)	First-lien loan	1/6/2026	1/6/2031	SOFR +	6.75%	10.43%	11,088		10,731	10,822	3.0%
CityVet, Inc.(3)(10)	First-lien loan	2/13/2026	9/26/2028	SOFR +	7.00%	10.66%	3,766		3,707	3,709	1.0%
Fitness Growth Capital Purchaser, LLC(3)	First-lien loan	5/26/2026	5/26/2032	SOFR +	6.25%	10.16%	5,162		5,010	5,085	1.4%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.65%	2,630		2,591	2,630	0.7%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.49% (incl 1.85% PIK)	6,946		6,891	6,890	1.9%

Vetnique Labs, LLC(3)	First-lien loan	5/19/2026	5/19/2032	SOFR +	5.50%	9.18%	12,598		12,459	12,472	3.4%
									41,389	41,608	11.5%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	5.50%	9.14%	2,009		1,947	2,026	0.6%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,332		6,550	6,632	1.8%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,978	1,978	1,833	0.5%
Pegasus Business Intelligence, LP.(3)(10)	First-lien loan	4/23/2026	3/27/2031	SOFR +	5.25%	8.99%	13,852		13,705	13,700	3.8%
									24,180	24,191	6.7%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.01%	8,616		8,463	8,550	2.4%
FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.00%	8.68%	9,421		9,260	9,516	2.6%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.58%	10,042		9,522	6,455	1.8%
Meta Buyer, LLC(3)(10)	First-lien loan	1/20/2026	12/22/2031	SOFR +	5.25%	8.99%	12,081		11,961	11,961	3.3%
	First-lien revolving loan	1/20/2026	12/22/2031	SOFR +	5.25%	8.99%	300		288	297	0.1%
									39,494	36,779	10.1%
Healthcare Equipment & Services
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	6/8/2029		16.00%	16.00% (incl 6.00% PIK)	3,423		3,351	3,388	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	8.89%	5,092		5,021	4,817	1.3%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.00%	8.64%	7,029		6,962	7,099	2.0%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.00%	8.73%	281		272	281	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.23%	14,235		12,843	12,263	3.4%
QMACS Intermediate, Inc.(3)(10)	First-lien loan	5/8/2026	5/8/2032	SOFR +	6.00%	9.65%	2,390		2,271	2,342	0.6%
	Equity Interest	5/8/2026						335	334	335	0.1%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.51%	9,349		9,258	9,349	2.6%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.50%	314		309	314	0.1%
									40,621	40,188	11.1%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	6.00%	9.64%	2,201		2,179	2,166	0.6%
	First-lien revolving loan	9/6/2024	9/6/2029	SOFR +	6.00%	8.66%	66		63	65	0.0%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.00%	8.64%	3,657		3,624	3,628	1.0%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025						10,019	10,019	10,947	3.0%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.43%	5,040		4,947	4,649	1.3%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/30/2030	SOFR +	6.50%	10.14%	3,307		3,252	3,294	0.9%
									24,084	24,749	6.8%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.48%	4,525		4,443	4,467	1.2%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.48%	254		243	250	0.1%
									4,686	4,717	1.3%
Media & Entertainment
Broadsign International Holding Company(4)	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,309	10,092	2.8%
	Warrants	11/24/2025						202	1,800	2,504	0.7%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.69%	8,193		8,080	7,734	2.1%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.69%	29		22	28	0.0%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	15,318		14,633	12,790	3.5%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	8.73%	3,038		2,991	3,038	0.8%
									37,835	36,186	10.0%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.92%	9,386		9,248	8,907	2.5%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.99%	917		902	871	0.2%
									10,150	9,778	2.7%

Real Estate Management & Development
135 Kent, LLC(3)	First-lien loan	6/29/2026	7/1/2028	SOFR +	5.00%	8.74%	3,045		2,994	2,994	0.8%
2000 Ponce Owner, LLC(3)	First-lien loan	3/4/2026	3/5/2029	SOFR +	4.25%	7.90%	4,937		4,881	4,875	1.3%
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.23%	4,389		4,346	4,356	1.2%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.35%	6.98%	7,263		7,222	7,299	2.0%
BVC Denton, LLC(3)	First-lien loan	6/26/2026	12/1/2027	SOFR +	3.75%	7.40%	10,103		10,003	10,002	2.8%
CMM Investments 137 Canton, LLC (3)(10)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	7.81%	4,752		4,718	4,716	1.3%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	12/30/2026	SOFR +	6.00%	10.25% (incl 3.50% PIK)	3,833		3,833	3,890	1.1%
GM State Street Investors, LLC(3)(10)	First-lien loan	1/15/2026	7/1/2028	SOFR +	4.75%	8.41%	4,241		4,203	4,209	1.2%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	7,060		7,060	7,043	1.9%
The Marlowe Apartments, LLC(10)	First-lien loan	8/27/2025	9/1/2028		10.41%	10.41%	3,035		3,035	3,020	0.8%
Carrollton Preferred, LLC(9)	Preferred	8/27/2025						445	445	508	0.1%
CDL IV Meadow, LLC	Equity Interest	1/15/2026							0	0	0.0%
									52,740	52,912	14.6%
Retail
Guitar Center, Inc.(3)(8)	First-lien loan	4/20/2026	12/13/2030	SOFR +	8.50%	12.00% (incl 3.50% PIK)	5,806		4,927	5,087	1.4%

Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.48%	4,516		4,433	4,339	1.2%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.48%	678		668	652	0.2%
Caylent, Inc.	Second-lien loan	3/31/2026	3/13/2030		18.00%	18.00% PIK	1,954		1,841	1,924	0.5%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.00%	9.64%	7,086		7,053	7,079	2.0%
Corel Corporation(3)(4)(10)	First-lien loan	5/1/2026	5/1/2032	SOFR +	6.75%	10.41%	13,145		12,891	12,882	3.6%
Emergence Mobility Technologies, Inc(3)(10)	First-lien loan	12/23/2025	12/18/2030	SOFR +	8.50%	12.18% (inc 3.50% PIK)	6,733		6,545	6,423	1.8%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.40%	12,750		12,551	12,584	3.5%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.65%	8,381		8,306	8,239	2.3%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.30% (incl 4.50% PIK)	1,537		1,515	1,458	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.21%	128		125	121	0.0%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.23%	7,237		7,160	7,309	2.0%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	5.00%	8.67%	4,972		4,837	4,878	1.3%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.33%	3,064		3,042	3,057	0.8%
	First-lien revolving loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.33%	191		189	191	0.1%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.18%	10,864		10,403	7,041	1.9%
									81,559	78,177	21.6%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.64%	5,994		5,948	5,850	1.6%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	10.73%	13,984		13,542	12,206	3.4%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.64%	8,352		8,170	8,152	2.2%
	First-lien revolving loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.64%	403		388	393	0.1%
Echo Global Logistics, Inc.(3)(8)	First-lien loan	6/18/2026	11/23/2028	SOFR +	4.50%	8.14%	9,197		8,875	9,002	2.5%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761		3,687	3,637	1.0%
Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.16%	8,458		8,358	8,298	2.3%
	First-lien revolving loan	11/21/2025	7/26/2028	Prime +	5.25%	12.00%	646		636	633	0.2%
									30,114	30,115	8.3%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	5.75%	9.47%	13,877		13,691	13,877	3.8%

Total Investments	$623,066	$614,817	169.6%

Cash Equivalents
State Street Institutional U.S. Government Fund	7,450	7,450	2.1%

Total Investments and Cash Equivalents	$630,516	$622,267	171.6%
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company does not “control” any of its portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company does not identify any of its portfolio companies as affiliates.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term Secured Overnight Financing Rate (“SOFR”), which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.
(4)This portfolio company is considered a "non-qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Non-qualifying assets at fair value represented 6% of the Company's total assets as of June 30, 2026.
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
(7)As of June 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $623.1 million resulting in estimated gross unrealized gains and losses of $5.0 million and $13.2 million, respectively.
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

Crestline Lending Solutions, LLC
Schedule of Investments as of December 31, 2025
(Amounts in thousands, except share amounts)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	$10,890		$10,736	$10,727	3.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.50%	10.32%	424		408	417	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.22%	5,888		5,799	5,888	1.7%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.57%	9,311		9,163	9,328	2.7%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	10.10%	11,155		10,827	10,821	3.2%
	Equity Interest	11/14/2025						66	66	67	—%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.57%	7,153		6,997	6,610	1.9%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.57%	10,587		10,391	10,343	3.0%
WHI Global, Inc.(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	2,589		2,567	2,589	0.8%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.75%	12.73%	209		205	209	0.1%
									57,159	56,999	16.6%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	5.25%	8.93%	6,928		6,820	6,865	2.0%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.47%	10,143		9,980	9,991	2.9%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.52%	7,804		7,637	7,726	2.3%
Cleanova Midco Limited(3)(10)	First-lien loan	6/12/2025	6/12/2032	SOFR +	4.75%	8.48%	10,613		10,263	10,146	3.0%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	4.75%	8.57%	3,000		2,925	2,961	0.9%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.64%	4,838		4,762	4,795	1.4%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	5,390		5,314	5,374	1.6%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.22%	31		(72)	31	—%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.22%	827		795	825	0.2%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.99%	5,529		5,420	5,447	1.6%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	7.82%	10,914		10,483	10,719	3.1%
									64,327	64,880	19.0%
Consumer Durables & Apparel
Fabletics, Inc.(3)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.34%	9,693		9,504	9,499	2.8%
									9,504	9,499	2.8%
Consumer Services
AMC Entertainment Holdings, Inc.(3)(4)(8)(10)	First-lien loan	8/20/2024	1/4/2029	SOFR +	7.00%	10.73%	9,180		9,110	9,215	2.7%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.73%	2,217		2,179	2,211	0.6%
Shutterfly, Inc.(3)(8)(10)	Second-lien loan	9/10/2025	10/1/2027	SOFR +	5.00%	8.82%	11,887		11,336	11,389	3.3%
Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.57% (incl 1.85% PIK)	6,882		6,822	6,827	2.0%
									29,447	29,642	8.6%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	6.00%	9.72%	1,787		1,720	1,801	0.5%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,007		6,070	6,025	1.8%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,962	1,962	1,945	0.6%
Farrell & Fuller, LLC(5)(10)	First-lien loan	3/31/2025	3/31/2028		11.50%	11.50%	5,662		5,664	5,662	1.7%
									15,416	15,433	4.6%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.08%	8,616		8,442	8,527	2.5%
CL FLS A, L.P.(3)	Equity Interest	12/22/2025	12/22/2031						10,586	10,605	3.1%

FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.25%	9.05%	9,469		9,292	9,326	2.7%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.52%	10,094		9,504	7,886	2.3%
									37,824	36,344	10.6%
Healthcare Equipment & Services
Align ENTA Management Services, LLC (3)(10)	First-lien loan	9/13/2024	6/30/2028	SOFR +	5.00%	8.72%	2,735		2,711	2,734	0.8%
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	3/17/2030		16.00%	16.00% (incl 10% PIK)	3,294		3,214	3,189	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	8.97%	5,117		5,039	5,000	1.5%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.92%	7,029		6,956	7,085	2.1%
	First-lien revolving loan	12/23/2024	12/23/2030	SOFR +	5.25%	8.94%	281		271	281	0.1%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.17%	12,307		11,115	10,884	3.2%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	7,535		7,439	7,535	2.2%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.66%	157		150	157	—%
									36,895	36,865	10.8%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	5.00%	8.74%	2,213		2,184	2,195	0.6%
BSU VS Holdings, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.50%	9.22%	3,675		3,640	3,679	1.1%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025							10,019	10,008	2.9%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.66%	5,174		5,066	5,019	1.5%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/10/2030	SOFR +	6.51%	10.23%	3,307		3,246	3,284	1.0%
									24,155	24,185	7.1%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	4,548		4,457	4,475	1.3%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.42%	254		241	250	0.1%
									4,698	4,725	1.4%
Media & Entertainment
Broadsign International Holding Company	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,219	10,195	3.0%
	Warrants	11/24/2025						202	1,800	1,800	0.5%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	8,234		8,109	8,119	2.4%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.99%	59		51	58	—%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	12,318		11,746	11,578	3.4%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	8.67%	3,054		3,002	3,084	0.9%
									34,927	34,834	10.2%
Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.95%	9,433		9,279	9,141	2.7%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	8.92%	528		511	512	0.2%
									9,790	9,653	2.9%
Real Estate Management & Development
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.23%	4,389		4,335	4,334	1.3%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.45%	7.10%	7,263		7,204	7,227	2.1%
CMM Investments 137 Canton, LLC (3)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	7.88%	4,752		4,706	4,706	1.4%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	6/27/2026	SOFR +	9.25%	13.5% (incl 6.5% PIK)	3,756		3,756	3,765	1.1%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	5,519		5,519	5,486	1.6%
The Marlowe Apartments, LLC(10)	First-lien loan	8/27/2025	9/1/2028		11.00%	11.00%	2,722		2,722	2,735	0.8%
Carrollton Preferred, LLC(9)	Preferred	8/27/2025						445	445	469	0.1%
Willow Breeze, LLC(3)(10)	First-lien loan	11/19/2024	11/19/2026	SOFR +	6.25%	10.75% PIK	6,577		6,576	6,577	1.9%
									35,263	35,299	10.3%
Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	4,516		4,425	4,330	1.3%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.42%	328		316	314	0.1%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.25%	9.97%	7,194		7,150	7,187	2.1%
CL Thematic, L.P. (9)	Equity Interest	12/23/2025							—	2	—%

Emergence Mobility Technologies, Inc(3)	First-lien loan	12/23/2025	12/18/2030	SOFR +	8.50%	12.23% (inc 3.5% PIK)	5,589	5,395	5,449	1.6%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.48%	8,826	8,582	8,747	2.6%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.87%	6,235	6,165	6,229	1.8%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.52% (incl 3.50% PIK)	1,503	1,475	1,452	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.55%	154	150	149	—%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.17%	7,237	7,150	7,194	2.1%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	6.00%	9.84%	4,972	4,818	4,873	1.4%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.40%	3,063	3,036	3,070	0.9%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.35%	10,864	10,354	10,018	2.9%
								59,016	59,014	17.2%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.72%	6,024	5,973	5,964	1.8%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	10.67%	10,890	10,620	10,555	3.1%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.72%	7,890	7,673	7,731	2.3%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761	3,682	3,689	1.1%
Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	8,501	8,379	8,374	2.5%
	First-lien revolving loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.08%	489	477	481	0.1%
								20,211	20,275	6.0%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	9.84%	9,230	9,095	9,129	2.7%

Total Investments								$464,320	$463,295	135.7%

Cash Equivalents
State Street Institutional U.S. Government Fund								22,877	22,877	6.7%

Total Investments and Cash Equivalents								$487,197	$486,172	142.4%
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

Crestline Lending Solutions, LLC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Shares	Paid in Capital	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	17,146,374	$347,434	$(6,822)	$340,612
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	7,823	7,823
Net change in unrealized gains (losses) on investments	—	—	(5,848)	(5,848)
Net realized gains (losses) on investments	—	—	1	1
Dividends to shareholders:
Reinvestment of shareholder distributions	318,515	6,325	—	6,325
Dividends declared from net investment income	—	—	(8,030)	(8,030)
Balance at March 31, 2026	17,464,889	$353,759	$(12,876)	$340,883
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	8,863	8,863
Net change in unrealized gains (losses) on investments	—	—	(1,376)	(1,376)
Net realized gains (losses) on investments	—	—	968	968
Increase (decrease) in net assets resulting from capital share transactions:
Capital contributions	923,703	18,123	—	18,123
Dividends to shareholders:
Reinvestment of shareholder distributions	229,835	4,486	—	4,486
Dividends declared from net investment income	—	—	(9,370)	(9,370)
Balance at June 30, 2026	18,618,427	$376,368	$(13,791)	$362,577

Total Net Assets(1)
Balance at December 31, 2024	$142,256
Net investment income (loss)	3,508
Net change in unrealized gains (losses) on investments	(636)
Capital contributions	9,950
Balance at March 31, 2025	$155,078
Net investment income (loss)	5,418
Net change in unrealized gains (losses) on investments	897
Capital contributions	79,645
Balance at June 30, 2025	$241,038

(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the six months ended June 30, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025(1)
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$10,431	$9,187
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	7,224	(262)
Net realized (gains) losses on investments	(969)	—
Net amortization of discount on investments	(1,931)	(371)
Amortization of deferred financing costs	55	—
Amortization of discount on debt	84	—
Purchases and originations of investments, net	(211,814)	(151,401)
Proceeds from investments, net	37,336	1,295
Repayments on investments	19,691	14,159
Paid-in-kind interest capitalized	(976)	(643)
Changes in operating assets and liabilities:
Interest receivable	(1,154)	(802)
Interest receivable paid-in-kind	(966)	—
Prepaid expenses and other assets	5,176	51
Management fees payable to affiliate	(17)	—
Incentive fees on net investment income payable to affiliate	238	—
Other payables to affiliates	64	19
Investment payables	8,957	8,302
Other liabilities	1,084	(533)
Net Cash Provided by (Used in) Operating Activities	(127,487)	(120,999)
Cash Flows from Financing Activities
Borrowings on debt	164,566	—
Repayments on debt	(66,600)	—
Dividends paid to shareholders	(6,039)	—
Capital contributions	18,123	89,595
Net Cash Provided by (Used in) Financing Activities	110,050	89,595
Net Increase (Decrease) in Cash and Cash Equivalents	(17,437)	(31,404)
Cash and cash equivalents, beginning of period	25,850	49,084
Cash and Cash Equivalents, End of Period	$8,413	$17,680
Supplemental Information:
Interest paid during the period	$4,900	$—
Excise and other taxes paid during the period	$64	$—
Dividends declared during the period	$17,400	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$10,811	$—
Investment Transfer to Other Liabilities	$85	$—
(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act) for the six months ended June 30, 2025.
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
The Adviser previously provided such services pursuant to an investment advisory agreement between the Company and the Adviser dated as of September 2, 2025 (the "Prior Investment Advisory Agreement"). On December 1, 2025, Rithm Capital Corporation and certain of its affiliates acquired the Adviser and certain of its affiliated entities, which resulted in the termination of the Prior Investment Advisory Agreement in accordance with its terms, and the Company entered into the Investment Advisory Agreement and an amended and restated administration agreement (the "Administration Agreement") on such date.
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

2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included.
Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with U.S. GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. The accompanying unaudited interim financial statements have been prepared in accordance with U.S. GAAP and on the same basis as the audited financial statements included in the Company’s Form 10‑K for the year ended December 31, 2025, and include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents are held at major financial institutions, which at times may exceed U.S. federally insured limits. Cash and cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. As of June 30, 2026, the Company held cash and cash equivalents totaling $8.4 million, of which $7.5 million were cash equivalents. As of December 31, 2025, the Company held cash and cash equivalents totaling $25.9 million, of which $22.9 million were cash equivalents.
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
With respect to investments for which market quotations are not readily available, the Valuation Designee, or an independent third-party valuation firm engaged by the Valuation Designee, takes into account relevant factors in determining the fair value of the Company's investments, including and in combination of: comparison to publicly traded securities, including factors such as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company's ability to make payments and its earnings and discounted cash flows; and the markets in which the portfolio company does business. Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information. The independent third-party valuation firm provides a fair valuation report, a description of the methodology used to determine the fair value and their analysis and calculations to support their conclusion.
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
As of June 30, 2026 and December 31, 2025, the Company had no investments on non-accrual status.
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
For the three and six months ended June 30, 2026, the Company recorded expense of less than $0.1 million for U.S. federal excise tax or other taxes. No excise tax was recorded for the three and six months ended June 30, 2025.
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
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, shareholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional Shares, rather than receiving the cash dividend. The Company expects to use newly issued Shares to satisfy the dividend reinvestment plan. See Note 9 for further information related to dividends.
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
The Company's chief operating decision maker (the "CODM"), comprised of the chief executive officer, chief investment officer, chief operating officer, deputy investment officers and the chief financial officer, assesses the performance and makes operating decisions of the Company primarily based on the Company's net increase in equity resulting from operations (net income).
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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
No person who is an officer, director or employee of the Adviser or its affiliates and who serves as a director of the Company receives any compensation from the Company for such services as a director. However, the Company reimburses the Adviser (or its affiliates) for the allocable portion of the costs of compensation, benefits, and related administrative expenses of its officers who provide operational and administrative services to the Company pursuant to the Administration Agreement, their respective staff and other professionals who provide services to the Company (including, in each case, employees of the Adviser or an affiliate). Such reimbursable amounts including but not limited to the allocable portion of compensation, overhead and other expenses paid by the Adviser or its affiliates for the Company’s Chief Financial Officer, compliance and other professionals who provide operational and administrative services to the Company pursuant to the Administration Agreement. Directors who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings.
For the three and six months ended June 30, 2026, the Company incurred $0.2 million and $0.4 million, respectively, for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations. No administrative service fees were recorded for the three and six months ended June 30, 2025.
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
Management Fee
The Management Fee is calculated at a rate based on the value of the most recently published net asset value and payable quarterly in arrears at the rates set forth below:

Base Management Fee	Net Assets as of Most Recently Completed Quarter
0.1125% (1.35% annualized)	Less than or equal to $150.0 million
0.0917% (1.10% annualized)	Greater than $150.0 million but less than or equal to $300.0 million
0.0823% (0.9875% annualized)	Greater than $300.0 million but less than or equal to $500.0 million
0.0710% (0.85% annualized)	Greater than $500.0 million
For the three and six months ended June 30, 2026, Management Fees were $0.8 million and $1.7 million, respectively. Management Fees for the three and six months ended June 30, 2026 were calculated at an annual rate of 0.9875%. No Management Fees were recorded for the three and six months ended June 30, 2025.
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
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This portion of Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Adviser.
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
For the three and six months ended June 30, 2026, Incentive Fees on net investment income were $1.3 million and $2.4 million, respectively. The Company did not incur Incentive Fees on capital gains for the three and six months ended June 30, 2026. No Incentive Fees were recorded for the three and six months ended June 30, 2025.
Expense Support Agreement
On the BDC Election Date, the Company entered into an expense support and reimbursement agreement (the “Expense Support Agreement”) with the Adviser. Subject to the terms of the Expense Support Agreement, the Adviser will fund certain expenses, including the organizational and offering cost, incurred by the Company (each such payment, an "Expense Payment"). The Adviser is eligible to be reimbursed by the Company for such Expense Payments (a “Reimbursement Payment”). The amount of any Expense Payment by the Adviser shall be determined based on whether the Company’s expenses during a given fiscal quarter exceed an expense cap (the “Annual Expense Cap”) calculated based on the Company’s net asset value ("NAV"). If the Company’s expenses during a given fiscal quarter exceed the applicable Annual Expense Cap, the Adviser will make an Expense Payment equal to the difference between the Annual Expense Cap and the Company’s incurred expenses. The amount of any Expense Payment by the Adviser, and the Company's obligation to make a

Reimbursement Payment, is determined by whether the Company exceeds an annual expense cap equal to a percentage of NAV (the “Annual Expense Cap”), as set forth below.

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
For the three and six months ended June 30, 2026, the Company recorded less than $0.1 million of Reimbursement Payments to the Adviser in the Consolidated Statement of Operations.
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
The composition of the Company's investments at fair value consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$567,171	$560,738	$(6,433)
Second-lien debt investments	41,253	37,876	(3,377)
Equity and other investments	14,642	16,203	1,561
Total Investments	$623,066	$614,817	$(8,249)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$389,340	$388,556	$(784)
Second-lien debt investments	50,102	49,843	(259)
Equity and other investments	24,878	24,896	18
Total Investments	$464,320	$463,295	$(1,025)

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.

The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments as a percentage of fair value at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Capital Goods	10.8%	12.3%
Commercial & Professional Services	18.1%	14.0%
Consumer Durables & Apparel	3.3%	2.1%
Consumer Services	6.8%	6.4%
Financial Services	3.9%	3.3%
Food and Beverage	6.0%	7.8%
Healthcare Equipment & Services	6.5%	8.0%
Insurance	4.0%	5.2%
Materials	0.8%	1.0%
Media & Entertainment	5.9%	7.5%
Pharmaceuticals	1.6%	2.1%
Real Estate Management & Development	8.6%	7.6%
Retail	0.8%	—%
Software & Services	12.7%	12.7%
Technology Hardware & Equipment	1.0%	1.3%
Telecommunication Services	2.0%	2.3%
Transportation	4.9%	4.4%
Utilities	2.3%	2.0%
Total	100.0%	100.0%
The table below presents the geographic composition of investments at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
United States
Midwest	22.2%	21.4%
Northeast	10.8%	12.0%
South	37.4%	35.8%
West	25.5%	27.0%
Puerto Rico	—%	1.2%
Canada	4.1%	2.6%
Total	100.0%	100.0%

5. Fair Value of Financial Instruments
Investments
The following tables present fair value measurements of investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at June 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$101,753	$458,985	$560,738
Second-lien debt investments	—	15,591	22,285	37,876
Equity and other investments	—	—	16,203	16,203
Total investments at fair value	$—	$117,344	$497,473	$614,817

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$81,796	$306,760	$388,556
Second-lien debt investments	—	29,934	19,909	49,843
Equity and other investments	—	—	24,896	24,896
Total investments at fair value	$—	$111,730	$351,565	$463,295
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026:

	As of and for the Three Months Ended June 30, 2026
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$349,012	$21,528	$19,192	$389,732
Purchases or originations	122,763	—	350	123,113
Repayments / redemptions	(7,568)	—	—	(7,568)
Sales proceeds	(10,409)	—	(5)	(10,414)
Paid-in-kind interest	265	250	—	515
Net change in unrealized gains (losses)	177	372	780	1,329
Net realized gains (losses)	149	—	—	149
Net amortization of discount on securities	397	135	—	532
Transfers within Level 3	4,199	—	(4,199)	—
Transfers into (out of) Level 3	—	—	85	85
Balance, End of Period	$458,985	$22,285	$16,203	$497,473

	As of and for the Six Months Ended June 30, 2026
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$306,760	$19,909	$24,896	$351,565
Purchases or originations	166,118	1,748	4,470	172,336
Repayments / redemptions	(18,948)	—	—	(18,948)
Sales proceeds	(10,409)	—	(6)	(10,415)
Paid-in-kind interest	565	410	—	975
Net change in unrealized gains (losses)	(773)	(41)	1,543	729
Net realized gains (losses)	149	—	—	149
Net amortization of discount on securities	738	259	—	997
Transfers within Level 3	14,785	—	(14,785)	—
Transfers into (out of) Level 3	—	—	85	85
Balance, End of Period	$458,985	$22,285	$16,203	$497,473

The following tables present the changes in the fair value of the Ramp Vehicle's investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025:

	As of and for the Three Months Ended June 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$106,471	$—	$—	$106,471
Purchases or originations	68,393	—	—	68,393
Repayments / redemptions	(8,145)	—	—	(8,145)
Sales proceeds	(1,294)	—	—	(1,294)
Paid-in-kind interest	418	—	—	418
Net change in unrealized gains (losses)	215	—	6	221
Net amortization of discount on securities	155	—	—	155
Balance, End of Period	$166,213	$—	$6	$166,219

	As of and for the Six Months Ended June 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$75,719	$—	$—	$75,719
Purchases or originations	104,250	—	—	104,250
Repayments / redemptions	(13,804)	—	—	(13,804)
Sales proceeds	(1,294)	—	—	(1,294)
Paid-in-kind interest	643	—	—	643
Net change in unrealized gains (losses)	439	—	6	445
Net amortization of discount on securities	260	—	—	260
Balance, End of Period	$166,213	$—	$6	$166,219

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that were held by the Company at June 30, 2026 and June 30, 2025:

	Net Change in Unrealized Gains or (Losses) For the Three Months Ended June 30, 2026 on Investments Held at June 30, 2026	Net Change in Unrealized Gains or (Losses) For the Three Months Ended June 30, 2025 on Investments Held at June 30, 2025
First-lien debt investments	$176	$195
Second-lien debt investments	372	—
Equity and other investments	854	6
Total	$1,402	$201

	Net Change in Unrealized Gains or (Losses) For the Six Months Ended June 30, 2026 on Investments Held at June 30, 2026	Net Change in Unrealized Gains or (Losses) For the Six Months Ended June 30, 2025 on Investments Held at June 30, 2025
First-lien debt investments	$(750)	$441
Second-lien debt investments	(41)	—
Equity and other investments	1,563	6
Total	$772	$447

The following tables present the fair value of Level 3 investments at fair value and the significant unobservable inputs used in the valuations as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	June 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$458,985	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.40% to 18.43%
Second-lien debt investments	22,285	Discounted Cash Flow - Yield Analysis	Discount Rate	14.08% to 20.15%
Equity and other investments	16,203	Discounted Cash Flow - Yield Analysis Market Approach - GPC Current Value Method Precedent Transaction	Discount Rate EV / EBITDA Multiple	15.50% to 21.32% 8.25x to 18.25x
Total	$497,473

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First-lien debt investments	$306,760	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.15% - 18.39%
Second-lien debt investments	19,909	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	13.58%
Equity and other investments	24,896	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	21.32%
Total	$351,565

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

6. Debt
Pursuant to the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. In the normal course, the Company intends to manage the portfolio with at least a 200% asset coverage ratio. However, the Company may reduce its asset coverage ratio to 167.5% which would allow the Company to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the Company. As of June 30, 2026, the Company’s asset coverage was 248.9%.
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
On July 29, 2026, the Company entered into Amendment No. 1 to the Loan Agreement (the “Amendment”) with CL SPV, its wholly owned subsidiary, as borrower, the Company, as servicer, Deutsche Bank AG, New York Branch, as facility agent and lender, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The Amendment amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $150 million to $350 million, and (ii) adjust the Uncommitted Facility Amount (as defined in the Loan Agreement) from $150 million to $50 million, among other changes.
The SPV Credit Facility is secured by the assets of CL SPV. As of June 30, 2026, the Company and CL SPV were in compliance with all financial covenants under the Loan Agreement.
Debt obligations consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value(2)
SPV Credit Facility	$300,000	$242,500	$57,500	$241,005
Total Debt	$300,000	$242,500	$57,500	$241,005

	December 31, 2025
	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value(2)
SPV Credit Facility	$300,000	$143,950	$156,050	$142,902
Total Debt	$300,000	$143,950	$156,050	$142,902
(1) The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility and asset coverage requirements.
(2) As of June 30, 2026 and December 31, 2025, the carrying value of the SPV Credit Facility is presented net of deferred financing costs and original issue discounts of $1.5 million and $1.0 million, respectively.

For the three and six months ended June 30, 2026, the components of interest expense related to the SPV Credit Facility are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Interest expense	$2,930	$5,099
Commitment fees	214	296
Amortization of deferred financing costs	21	55
Accretion of original issue discount	57	84
Total Interest Expense	$3,222	$5,534

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
As of June 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	June 30, 2026	December 31, 2025
135 Kent Ave, LLC - Delayed Draw	$355	$—
2000 Ponce Owner, LLC - Delayed Draw	57	—
7050 Rime Village Owner, LLC - Delayed Draw	24	24
A&J Holdco, LLC - Delayed Draw & Revolver	9,754	3,713
Aeritek Global Holdings, LLC - Revolver	817	659
Afore Insurance Services, LLC - Delayed Draw & Revolver	233	299
Alcrete, LLC - Delayed Draw & Revolver	2,894	2,894
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	912
Ark Data Centers, LLC - Delayed Draw & Revolver	1,825	2,176
Arrow, Inc. - Delayed Draw & Revolver	2,307	2,307
Attigo Health, LLC - Revolver	571	571
Best Practice Associates, LLC - Revolver	588	588
Bishop Street Underwriters, LLC - Delayed Draw	2,889	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3,184	4,090
Brightwood MOI ACQ, LLC - Delayed Draw	4,658	—
BVC Denton, LLC - Delayed Draw	5,397	—
By Light Professional IT Services, LLC - Revolver	223	446
Cadence Intermediate II, LLC - Delayed Draw & Revolver	7,940	—
Caylent, Inc. - Delayed Draw	8,305	—
CityVet, Inc. - Delayed Draw	2,510	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	2,117	4,461
CX Institutional, LLC - Delayed Draw	3,136	3,367
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	3,174	4,209
Fabletics, Inc. - Delayed Draw	266	388
Fitness Growth Capital Purchaser, LLC - Delayed Draw & Revolver	9,178	—
FreshPure Buyer, Inc. - Delayed Draw	4,734	4,734
Galaxy Helios I, LLC - Delayed Draw	1,324	5,248
Gas Media Holdings, LLC - Delayed Draw & Revolver	2,335	2,305
GM State Street Investors, LLC - Delayed Draw	5	—

Gridhawk Holdings, LLC - Delayed Draw	1,714	—
IPC Nalas Acquisition, LLC - Delayed Draw & Revolver	2,057	—
IXOPay, Inc. - Delayed Draw & Revolver	1,391	3,537
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1,284	1,601
Jitterbit, Inc. - Revolver	73	50
Mersino, Inc. - Delayed Draw & Revolver	2,475	—
Meta Buyer, LLC - Delayed Draw & Revolver	2,561	—
Mist Holding Co. - Delayed Draw & Revolver	3,577	3,577
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1,140	1,564
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	840	840
One East Camelback, LLC - Delayed Draw	2,940	4,481
Payrange, LLC - Revolver	620	620
PT&C Group, LLC - Delayed Draw & Revolver	2,225	7,774
QMACS Intermediate, Inc. - Delayed Draw & Revolver	6,692	—
SDG Mgmt Company, LLC - Delayed Draw & Revolver	314	2,324
Sensei Holdco, LLC - Delayed Draw & Revolver	2,895	2,895
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3,847	3,847
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	2,817	3,532
The Marlowe Apartments, LLC - Delayed Draw	780	1,094
TickPick Intermediate Holdings, LLC - Revolver	200	200
Top Rx, LLC - Revolver	195	584
UltraViolet Cyber, Inc. - Delayed Draw	5,967	5,967
US Signal Company, LLC - Delayed Draw & Revolver	383	575
Vehicle Management Services, LLC - Revolver	182	339
Vetnique Labs, LLC - Delayed Draw & Revolver	4,773	—
WHI Global, LLC - Revolver	91	280
Willow Breeze, LLC - Delayed Draw	—	81
Total Portfolio Company Commitments(1)(2)	$132,833	$89,153
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

As of June 30, 2026, the Company had received Capital Commitments totaling $499.0 million ($144.3 million remaining undrawn).
The following table summarizes the total Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026.

Share Issuance Date	Number of Shares Issued	Proceeds Received
April 24, 2026	923,703	$18,123
	923,703	$18,123
Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the six months ended June 30, 2026. All Shares issued to shareholders in the tables below are newly issued Shares.
.

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 31, 2025	December 31, 2025	January 30, 2026	318,515
March 31, 2026	March 31, 2026	May 18, 2026	229,835
Total Shares Issued			548,350
The Company has commenced a Share repurchase program pursuant to which it intends to repurchase in each quarter up to 5% of its outstanding Shares (either by number of Shares or aggregate NAV) as of the prior quarter.
The following table presents the Share repurchase offers completed for the six months ended June 30, 2026:

Offer Date	Tender Offer Expiration	Repurchase Price per Share(1)	Repurchased Amount	Shares Repurchased
March 20, 2026	April 20, 2026	$19.52	$—	—
June 22, 2026	July 22, 2026	$19.47	$—	—
(1)The purchase price for Shares tendered pursuant to the tender offers ended April 20, 2026 and July 22, 2026, respectively, were the Company’s net asset value as of March 31, 2026 and June 30, 2026, respectively. Although no Shares were repurchased pursuant to either tender offer, the purchase price is included in the table above to show the terms of the repurchase offer for the applicable period.
9. Dividends
The following table summarizes dividends declared for the six months ended June 30, 2026:

	Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
March 30, 2026	March 31, 2026	May 18, 2026	$0.46
June 25, 2026	June 30, 2026	August 17, 2026	0.50
Total Dividends Declared			$0.96
The dividends declared during the six months ended June 30, 2026 were derived from net investment income and capital gains, determined on a tax basis for the six months ended June 30, 2026.
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
10. Financial Highlights
The following per Share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for the six months ended June 30, 2026.

For the Six Months Ended
June 30, 2026
Per Share Data (1)
Net asset value, beginning of period	$19.86

Net investment income (2)	0.94
Net realized and unrealized gain (loss) (2)	(0.35)
Total from operations	0.59
Net share issuance (3)	(0.02)
Dividends declared (4)	(0.96)
Total increase (decrease) in net assets	(0.39)
Net Asset Value, End of Period	$19.47
Total return based on net asset value (5)	2.89%
Shares outstanding, end of period	18,618,427
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets	6.75%
Ratio of net investment income to average net assets	9.59%
Portfolio turnover	21.47%
Net assets, end of period	$362,577
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

11. Subsequent Events
The Company’s management has evaluated subsequent events through the date the financial statements were available to be issued. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Forward-Looking Statements” set forth on page 3 of this Quarterly Report on Form 10-Q.
Overview
Crestline Lending Solutions, LLC (the "Company," "we" "us" or "our"), is a Delaware limited liability company initially formed as Crestline Lending Solutions Ramp, LLC (the "Ramp Vehicle"). On the BDC Election Date, we elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and intend to elect to be treated as a regulated investment company ("RIC") under subchapter M of the Internal Revenue Code (the "Code"). Prior to the BDC Election Date, the Ramp Vehicle operated as a private fund in reliance on an exception from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. During its operations, the Ramp Vehicle completed an initial closing of capital commitments and purchased assets with initial proceeds from the initial shareholders of the Ramp Vehicle.
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
Portfolio and Investment Activity
As of June 30, 2026, our portfolio based on fair value consisted of 91.2% first-lien debt investments, 6.2% second-lien debt investments, and 2.6% equity and other investments. As of December 31, 2025, our portfolio based on fair value consisted of 83.8% first-lien debt investments, 10.8% second-lien debt investments, and 5.4% equity and other investments.
As of June 30, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 10.6% and 10.8% respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 10.6% and 10.8%, respectively.
Our investment activity for the three months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	June 30, 2026	June 30, 2025
Net funded investment activity
New gross commitments at par (1)	$180.2	$114.3
Net investments funded	146.9	101.7
Investments sold or repaid	45.7	9.6
Net funded investment activity	$101.2	$92.1

Gross commitments at par (1)
First-lien debt investments	$703.8	$290.1
Second-lien debt investments	54.7	9.1
Equity investments	14.8	—
Total gross commitments	$773.3	$299.2

Portfolio company activity
Portfolio companies, beginning of period	73	35
Number of new portfolio companies	13	12
Number of exited portfolio companies	5	1
Portfolio companies, end of period	81	46
Count of industries	18	8

New investment activity
Weighted average annual interest rate on new debt investments at par	9.40%	9.79%
Weighted average annual interest rate on new floating rate debt investments at par	9.27%	9.76%
Weighted average spread on new debt investments at par	5.58%	5.42%
(1)Gross commitments at par includes unfunded investment commitments.

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$567.2	$560.7	$389.3	$388.6
Second-lien debt investments	41.3	37.9	50.1	49.8
Equity and other investments	14.6	16.2	24.9	24.9
Total	$623.1	$614.8	$464.3	$463.3
As of June 30, 2026 and December 31, 2025, we had no investments on non-accrual status.
The weighted average yields and interest rates of our performing debt investments at fair value as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities	10.6%	10.8%
Weighted average interest rate of debt and income producing securities	9.5%	9.8%
Weighted average spread over reference rate of all floating rate investments	5.6%	5.8%
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
As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:
•An investment is rated 1 if, in the opinion of the Adviser, it is performing as agreed and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements. For these investments, the Adviser generally prepares monthly reports on investment performance and quarterly asset reviews.
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	June 30, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$592.3	96.3%	$453.8	97.9%
2	16.1	2.6%	9.5	2.1%
3	6.4	1.1%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$614.8	100.0%	$463.3	100.0%

Results of Operations
Operating results for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)(1)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$15.3	$5.6	$28.4	$9.2
Less: Net expenses	6.4	0.2	11.7	0.3
Net investment income before income taxes	8.9	5.4	16.7	8.9
Less: Income taxes, including excise taxes(2)	0.0	—	0.0	—
Net investment income	8.9	5.4	16.7	8.9
Net realized gains (losses)	1.0	—	1.0	—
Net change in unrealized gains (losses)	(1.4)	0.9	(7.2)	0.3
Net increase (decrease) in net assets resulting from operations	$8.5	$6.3	$10.4	$9.2
(1)Table may not sum due to rounding.
(2)Amounts round to less than $0.1 million.
Investment Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest from investments	$14.1	$5.1	$26.1	$8.5
Paid-in-kind interest income	1.0	0.4	1.8	0.6
Other income	0.2	0.1	0.5	0.1
Total investment income	$15.3	$5.6	$28.4	$9.2
For the three months ended June 30, 2026 and June 30, 2025, total investment income increased to $15.3 million from $5.6 million, respectively, as a result of the growth in our investment portfolio. For the six months ended June 30, 2026 and June 30, 2025, total investment income increased to $28.4 million from $9.2 million, respectively, as a result of the growth in our investment portfolio. As of June 30, 2026 and June 30, 2025, the size of our investment portfolio at fair value was approximately $614.8 million and $241.2 million, respectively.
Expenses
Operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest	$3.2	$—	$5.5	$—
Management fees	0.8	—	1.7	—
Incentive fees on net investment income	1.3	—	2.4	—
Offering expense	0.1	—	0.2	—
Professional fees	0.6	0.2	1.1	0.3
Directors’ fees	0.1	—	0.1	—
Other general and administrative (1)	0.3	0.0	0.7	0.0
Expense support (See Note 3)(1)	0.0	—	0.0	—
Net Expenses	$6.4	$0.2	$11.7	$0.3
(1)Amounts round to less than $0.1 million.
For the three months ended June 30, 2026 and June 30, 2025, total operating expenses were $6.4 million and $0.2 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, total operating expenses were $11.7 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, our operating expenses as the Ramp Vehicle were inconsequential.
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
For the three and six months ended June 30, 2026, the Company recorded expense of less than $0.1 million for U.S. federal excise tax or other taxes. No excise tax was recorded for the three and six months ended June 30, 2025.

Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses) on investments	$1.0	$0.0	$1.0	$0.0
Net Realized Gains (Losses) (1)	$1.0	$0.0	$1.0	$0.0

Change in unrealized gains on investments	$4.6	$—	$4.5	$—
Change in unrealized (losses) on investments	(6.0)	0.9	(11.7)	0.3
Net Change in Unrealized Gains (Losses) on Investments	$(1.4)	$0.9	$(7.2)	$0.3

Net Change in Unrealized Gains (Losses)	$(1.4)	$0.9	$(7.2)	$0.3
(1)Amounts round to less than $0.1 million.
For the three and six months ended June 30, 2026, we had net realized gains on investments of $1.0 million.
For the three months ended June 30, 2026 and June 30, 2025, we had net unrealized gains (losses) on investments of $(1.4) million and $0.9 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, we had net unrealized gains (losses) on investments of $(7.2) million and $0.3 million, respectively. The change in net unrealized gains (losses) on investments for the three and six months ended June 30, 2026 compared to June 30, 2025 is primarily attributable to spreads widening due to increased market volatility.
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
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of the SPV Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of June 30, 2026, our asset coverage ratio was 248.9%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our SPV Credit Facility to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of June 30, 2026, taken together with cash available under the SPV Credit Facility and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had approximately $57.5 million of availability under the SPV Credit Facility, subject to asset coverage limitations.
As of June 30, 2026, we had $8.4 million in cash and cash equivalents. For the six months ended June 30, 2026, we used $127.5 million in cash from operating activities primarily attributable to funding portfolio investments of $211.8 million, which was offset by repayments and proceeds from investments of $57.0 million and cash provided by other operating activities of $27.3 million. Net cash provided by financing activities was $110.1 million during the period, which was primarily due to borrowings under the SPV Credit Facility of $164.6 million offset by repayments on the SPV Credit Facility of $66.6 million.
Equity
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. Prior to our election to be regulated as a BDC and during our operations as the Ramp Vehicle, we sold interests to investors in the Ramp Vehicle based on such investors’ capital commitments to the Ramp Vehicle. As of June 30, 2026, we had received Capital Commitments totaling $499.0 million ($144.3 million remaining undrawn).
The following table summarizes the total Shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2026.

Share Issuance Date	Number of Shares Issued	Proceeds Received
April 24, 2026	923,703	$18.1
	923,703	$18.1
Debt
On September 19, 2025, (the “Effective Date”), we entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), our wholly owned subsidiary, as borrower, us, as equityholder and servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support our investment and operational activities. The SPV Credit Facility has a committed loan amount of $150 million and an uncommitted loan amount of $150 million, and borrowings under the SPV Credit Facility bore interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay the following unused commitment fees depending on the applicable date: (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
On July 29, 2026, we entered into Amendment No. 1 to the Loan Agreement (the “Amendment”) with CL SPV, our wholly owned subsidiary, as borrower, us, as servicer, Deutsche Bank, as facility agent and lender, and State Street Bank and Trust Company, as collateral agent and collateral custodian. The Amendment amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $150 million to $350 million, and (ii) adjust the Uncommitted Facility Amount (as defined in the Loan Agreement) from $150 million to $50 million, among other changes.
For further details, see “Note 6 - Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our debt obligations consisted of the following as of June 30, 2026:

	June 30, 2026
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Credit Facility	$300.0	$242.5	$57.5	$241.0
Total Debt	$300.0	$242.5	$57.5	$241.0
(1)The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility.

The SPV Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.
As of June 30, 2026, we and CL SPV were in compliance with the terms of our debt arrangements. We intend to continue to utilize the SPV Credit Facility to fund investments and for other general corporate purposes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of June 30, 2026 and December 31, 2025 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2026	December 31, 2025
135 Kent Ave, LLC - Delayed Draw	$0.4	$—
2000 Ponce Owner, LLC - Delayed Draw	0.1	—
7050 Rime Village Owner, LLC - Delayed Draw(3)	0.0	0.0
A&J Holdco, LLC - Delayed Draw & Revolver	9.8	3.7
Aeritek Global Holdings, LLC - Revolver	0.8	0.7
Afore Insurance Services, LLC - Delayed Draw & Revolver	0.2	0.3
Alcrete, LLC - Delayed Draw & Revolver	2.9	2.9
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	0.9
Ark Data Centers, LLC - Delayed Draw & Revolver	1.8	2.2
Arrow, Inc. - Delayed Draw & Revolver	2.3	2.3
Attigo Health, LLC - Revolver	0.6	0.6
Best Practice Associates, LLC - Revolver	0.6	0.6
Bishop Street Underwriters, LLC - Delayed Draw	2.9	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3.2	4.1
Brightwood MOI ACQ, LLC - Delayed Draw	4.7	—
BVC Denton, LLC - Delayed Draw	5.4	—
By Light Professional IT Services, LLC - Revolver	0.2	0.4
Cadence Intermediate II, LLC - Delayed Draw & Revolver	7.9	—
Caylent, Inc. - Delayed Draw	8.3	—
CityVet, Inc. - Delayed Draw	2.5	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	2.1	4.5
CX Institutional, LLC - Delayed Draw	3.1	3.4
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	3.2	4.2
Fabletics, Inc. - Delayed Draw	0.3	0.4
Fitness Growth Capital Purchaser, LLC - Delayed Draw & Revolver	9.2	—
FreshPure Buyer, Inc. - Delayed Draw	4.7	4.7
Galaxy Helios I, LLC - Delayed Draw	1.3	5.2
Gas Media Holdings, LLC - Delayed Draw & Revolver	2.3	2.3
GM State Street Investors, LLC - Delayed Draw(3)	0.0	—
Gridhawk Holdings, LLC - Delayed Draw	1.7	—
IPC Nalas Acquisition, LLC - Delayed Draw & Revolver	2.1	—
IXOPay, Inc. - Delayed Draw & Revolver	1.4	3.5
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	1.3	1.6
Jitterbit, Inc. - Revolver	0.1	0.1
Mersino, Inc. - Delayed Draw & Revolver	2.5	—
Meta Buyer, LLC - Delayed Draw & Revolver	2.6	—
Mist Holding Co. - Delayed Draw & Revolver	3.6	3.6
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	1.1	1.6
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	0.8	0.8
One East Camelback, LLC - Delayed Draw	2.9	4.5

Payrange, LLC - Revolver	0.6	0.6
PT&C Group, LLC - Delayed Draw & Revolver	2.2	7.8
QMACS Intermediate, Inc. - Delayed Draw & Revolver	6.7	—
SDG Mgmt Company, LLC - Delayed Draw & Revolver	0.3	2.3
Sensei Holdco, LLC - Delayed Draw & Revolver	2.9	2.9
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3.8	3.8
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	2.8	3.5
The Marlowe Apartments, LLC - Delayed Draw	0.8	1.1
TickPick Intermediate Holdings, LLC - Revolver	0.2	0.2
Top Rx, LLC - Revolver	0.2	0.6
UltraViolet Cyber, Inc. - Delayed Draw	6.0	6.0
US Signal Company, LLC - Delayed Draw & Revolver	0.4	0.6
Vehicle Management Services, LLC - Revolver	0.2	0.3
Vetnique Labs, LLC - Delayed Draw & Revolver	4.8	—
WHI Global, LLC - Revolver	0.1	0.3
Willow Breeze, LLC - Delayed Draw	—	0.1
Total Portfolio Company Commitments(1)(2)	$132.8	$89.2
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
Other Commitments and Contingencies
As of June 30, 2026, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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

Contractual Obligations
A summary of our contractual payment obligations as of June 30, 2026 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Credit Facility	$242.5	$—	$—	$242.5	$—
Total Contractual Obligations	$242.5	$—	$—	$242.5	$—
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

For the six months ended June 30, 2026, no shares were tendered for repurchase by shareholders pursuant to our tender offers.
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
Interest Rate Risk
We are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing between our assets and liabilities and the effect that interest rates may have on our cash flows. Because we may fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our net investment income also will be affected by fluctuations in various interest rates to the extent our debt investments include floating interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The Federal Reserve reduced its benchmark interest rate by 0.25% on each of September 17, 2025, October 29, 2025 and December 10, 2025, bringing the benchmark rate to the 3.50% to 3.75% range, representing cumulative cuts of 75 basis points during 2025. The Federal Reserve maintained this range at its meetings in 2026. Market expectations have shifted away from anticipated rate cuts toward rates remaining at current levels for longer, as inflation remains above the Federal Reserve's target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment, there can be no assurance regarding future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a sustained reduction in interest rates would reduce our gross investment income and could result in a decrease in our net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates on our borrowings.
As of June 30, 2026, 91.9% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 94.5% of these subject to interest rate floors. The SPV Credit Facility also bears interest at floating rates.
Assuming that our balance sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$17.2	$7.3	$9.9
Up 200 basis points	$11.4	$4.9	$6.5
Up 100 basis points	$5.7	$2.4	$3.3
Down 25 basis points	$(1.4)	$(0.6)	$(0.8)
Down 50 basis points	$(2.7)	$(1.2)	$(1.5)
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
ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
(b)Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the six months ended June 30, 2026 to the risk factors previously disclosed under “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on June 30, 2026 for information about unregistered sales of our equity securities during the quarter.
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

Item 6. Exhibits.

Number	Exhibit
3.10	Certificate of Amendment to the Certificate of Formation, dated April 14, 2025(1)
3.20	Amended and Restated Limited Liability Company Agreement, dated as of September 2, 2025(2)
4.10	Form of Subscription Agreement(2)
4.2	Distribution Reinvestment Plan(2)
10.1
Amendment No. 1 to the Loan Financing and Servicing Agreement, dated as of July 29, 2026, by and among CL LSF SPV I, LLC, as borrower, Crestline Lending Solutions, LLC, as servicer, Deutsche Bank AG, New York Branch, as facility agent and lender, and State Street Bank and Trust Company, as collateral agent and collateral custodian.(3)

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
(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01893) filed with the SEC on July 30, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crestline Lending Solutions, LLC

Date: August 12, 2026	By:	/s/ Chris Semple
Chris Semple
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Camille Sassman
Camille Sassman
Chief Financial Officer
(Principal Financial Officer)