Form 10-Q
period 2026-09-30
Crestline Lending Solutions, LLC
filed 2026-11-13
CIK 2035713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The registrant had 21,781,756 units of limited liability company interests outstanding as of November 13, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Crestline Lending Solutions, LLC
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $701,376 and $464,320, respectively)	$693,488	$463,295
Cash and cash equivalents	7,588	25,850
Interest receivable	6,980	3,395
Prepaid expenses and other assets	2,038	7,591
Total Assets	$710,094	$500,131
Liabilities
Debt (net of deferred financing costs of $550 and $521, respectively)	$293,371	$142,902
Management fees payable to affiliate	903	856
Incentive fees on net investment income payable to affiliate	1,457	1,028
Other payables to affiliate	144	147
Dividends payable	10,710	8,820
Investment payables	—	2,862
Other liabilities	3,828	2,904
Total Liabilities	310,413	159,519
Commitments and contingencies (Note 7)
Net Assets
Members' capital	—	—
Paid-in capital (unlimited shares authorized, 20,507,786 and 17,146,374 shares issued and outstanding, respectively)	413,406	347,434
Distributable earnings	(13,725)	(6,822)
Total Net Assets	399,681	340,612
Total Liabilities and Net Assets	$710,094	$500,131
Net Asset Value Per Share	$19.49	$19.86

The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income
Investment income from non-controlled, non-affiliated investments:
Interest from investments	$16,840	$7,460	$42,957	$15,960
Paid-in-kind interest income	1,097	516	2,927	1,122
Other income	202	111	693	241
Total Investment Income	18,139	8,087	46,577	17,323
Expenses
Interest	4,241	14	9,775	14
Management fees	903	270	2,571	270
Incentive fees on net investment income	1,457	272	3,841	272
Incentive fees on net capital gains (losses)	—	120	—	120
Organizational expense	—	948	—	948
Offering expense	74	18	226	18
Professional fees	663	572	1,819	837
Directors’ fees	56	38	168	38
Other general and administrative	369	216	1,060	262
Total expenses before expense support	7,763	2,468	19,460	2,779
Expense support (See Note 3)	179	(1,252)	189	(1,252)
Net Expenses	7,942	1,216	19,649	1,527
Net Investment Income Before Income Taxes	10,197	6,871	26,928	15,796
Income taxes, including excise taxes	—	73	45	73
Net Investment Income	10,197	6,798	26,883	15,723

Unrealized and Realized Gains (Losses)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	360	62	(6,864)	324
Income tax provision	(14)	—	(14)	—
Total net change in unrealized gains (losses)	346	62	(6,878)	324
Realized gains (losses):
Non-controlled, non-affiliated investments	233	32	1,202	32
Total net realized gains (losses)	233	32	1,202	32
Total Net Unrealized and Realized Gains (Losses)	579	94	(5,676)	356
Increase (Decrease) in Net Assets Resulting from Operations	$10,776	$6,892	$21,207	$16,079
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Schedule of Investments as of September 30, 2026
(Amounts in thousands, except share amounts)
(Unaudited)

Company (1)	Investment	Acquisition Date	Maturity Date	Reference Rate and Spread		Interest Rate	Par	Units	Amortized Cost (2)(7)	Fair Value (6)	Percentage of Net Assets
Capital Goods
Aeritek Global Holdings, LLC(3)(10)	First-lien loan	8/27/2025	8/27/2030	SOFR +	6.75%	10.51%	$10,808		$10,675	$10,722	2.7%
	First-lien loan	3/6/2026	8/27/2030	SOFR +	6.75%	10.51%	2,686		2,650	2,664	0.7%
	First-lien loan	4/14/2026	8/27/2030	SOFR +	6.75%	10.51%	519		512	515	0.1%
	First-lien revolving loan	8/27/2025	8/27/2030	SOFR +	6.75%	10.51%	484		471	481	0.1%
By Light Professional IT Services, LLC(3)(10)	First-lien loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.40%	6,127		6,049	5,943	1.5%
	First-lien revolving loan	7/15/2025	7/15/2031	SOFR +	5.50%	9.40%	178		173	173	0.0%
IPC Nalas Acquisition, LLC(3)(10)	First-lien loan	4/14/2026	4/14/2032	SOFR +	5.25%	9.32%	3,427		3,360	3,359	0.8%
Kelso Industries, LLC(3)(8)(10)	First-lien loan	12/30/2024	12/30/2029	SOFR +	5.75%	9.65%	8,574		8,459	8,467	2.1%
Neo Ark Holdings, LLC(3)(10)	First-lien loan	11/14/2025	11/14/2031	SOFR +	6.25%	9.98%	13,696		13,326	13,477	3.4%
Arkview Capital Fund I NT LP(9)(11)	Equity Interest	11/14/2025						75	74	85	0.0%
Tank Holding Corp.(3)(8)(10)	First-lien loan	11/14/2024	3/31/2028	SOFR +	5.75%	9.75%	10,379		9,968	9,902	2.5%
The Nordam Group, Inc.(3)(10)	First-lien loan	5/16/2025	5/16/2031	SOFR +	5.75%	9.75%	10,480		10,307	10,406	2.6%
WHI Global, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2029	SOFR +	8.50%	12.35%	3,084		3,059	3,097	0.8%
	First-lien revolving loan	4/17/2025	4/17/2029	SOFR +	8.50%	12.58%	254		251	254	0.1%
									69,334	69,545	17.4%
Commercial & Professional Services
A&J Holdco, LLC (3)(10)	First-lien loan	6/13/2025	6/13/2031	SOFR +	4.75%	8.82%	9,830		9,672	9,830	2.5%
Arrow, Inc.(3)(10)	First-lien loan	10/31/2025	9/30/2030	SOFR +	6.75%	10.65%	10,309		10,168	10,350	2.6%
Best Practice Associates, LLC(3)(10)	First-lien loan	11/8/2024	11/8/2029	SOFR +	6.75%	10.65%	7,333		7,202	7,238	1.8%
Cadence Intermediate II, LLC (3)(10)	First-lien loan	6/3/2026	10/1/2028	SOFR +	6.75%	10.66%	9,072		8,961	8,981	2.2%
Crete PA Holdco, LLC(3)(10)	First-lien loan	11/26/2024	11/26/2030	SOFR +	5.00%	9.07%	8,913		8,747	8,711	2.2%
ES Landscape, Inc.(3)(5)(10)	First-lien loan	6/10/2026	6/11/2031	SOFR +	4.88%	9.30%	13,875		13,679	13,667	3.4%
Gridhawk Holdings LLC(3)(10)	First-lien loan	1/16/2026	5/7/2030	SOFR +	5.75%	9.54%	5,968		5,911	5,562	1.4%
JFL-Atomic AcquisitionCo, Inc.(3)(10)	First-lien loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.82%	5,707		5,579	5,667	1.4%
	First-lien revolving loan	2/20/2025	2/20/2031	SOFR +	4.75%	8.65%	113		91	112	0.0%
Mersino, Inc.(3)(10)	First-lien loan	4/15/2026	3/31/2029	SOFR +	6.00%	10.07%	13,494		13,346	13,291	3.3%
PT&C Group, LLC(3)(10)	First-lien loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.51%	5,322		5,259	5,428	1.4%
	First-lien loan	10/2/2025	10/2/2030	SOFR +	5.50%	9.51%	4,835		4,748	4,932	1.2%
	First-lien revolving loan	12/24/2024	12/24/2029	SOFR +	5.50%	9.51%	2,434		2,406	2,482	0.6%
Summit Management Partners Intermediate, LLC(3)(10)	First-lien loan	10/1/2025	10/1/2031	SOFR +	5.00%	8.68%	14,548		14,334	14,447	3.6%
Trugreen Limited Partnership(3)(8)(10)	First-lien loan	6/11/2025	10/29/2027	SOFR +	4.00%	8.00%	10,828		10,565	10,559	2.6%
									120,668	121,257	30.3%
Consumer Durables & Apparel
Fabletics, Inc.(3)(5)(10)	First-lien loan	10/31/2025	10/31/2030	SOFR +	7.50%	11.31%	9,951		9,785	9,955	2.5%
Fender Musical Instruments(3)(8)	First-lien loan	2/17/2026	12/1/2028	SOFR +	4.00%	8.00%	10,899		10,149	10,749	2.7%
									19,934	20,704	5.2%
Consumer Services
Amped Fitness 1, LLC(3)(10)	First-lien loan	7/17/2026	7/17/2032	SOFR +	5.50%	9.39%	9,902		9,731	9,754	2.4%
	First-lien revolving loan	7/17/2026	7/17/2032	SOFR +	5.50%	9.39%	424		404	418	0.1%
Brightwood MOI Acquisitions, LLC(3)(10)	First-lien loan	1/6/2026	1/6/2031	SOFR +	6.75%	10.49%	12,056		11,711	11,790	2.9%
CityVet, Inc.(3)(10)	First-lien loan	2/13/2026	9/26/2028	SOFR +	7.00%	10.74%	5,021		4,960	4,986	1.2%
Fitness Growth Capital Purchaser, LLC(3)(10)	First-lien loan	5/26/2026	5/26/2032	SOFR +	6.25%	10.32%	6,310		6,154	6,215	1.6%
GoodVets Veterinary Services, LLC(3)	First-lien loan	9/22/2026	9/22/2032	SOFR +	6.50%	10.52%	10,677		10,473	10,517	2.6%
Mountainside Fitness Acquisitions, LLC (3)(10)	First-lien loan	10/9/2024	10/9/2029	SOFR +	5.00%	8.90%	2,891		2,853	2,892	0.7%

Soapy Joe's Midco OC Holdings, LLC(3)(10)	First-lien loan	4/22/2025	4/22/2030	SOFR +	5.85%	9.75% (incl 1.85% PIK)	7,236		7,183	7,185	1.8%
Vetnique Labs, LLC(3)(10)	First-lien loan	5/19/2026	5/19/2032	SOFR +	5.50%	9.18%	12,567		12,433	12,441	3.1%
									65,902	66,198	16.6%
Financial Services
CX Institutional, LLC(3)(10)	First-lien loan	9/6/2024	6/18/2029	SOFR +	5.50%	9.40%	2,005		1,946	2,009	0.5%
	Second-lien loan	11/21/2025	4/21/2031		8.00%	8.00% PIK	8,502		6,801	6,793	1.7%
CL Meadow Intermediate, LLC	Equity Interest	11/21/2025						1,978	1,978	1,786	0.4%
Pegasus Business Intelligence, LP.(3)(5)(10)	First-lien loan	4/23/2026	3/27/2031	SOFR +	5.25%	9.32%	13,852		13,711	13,824	3.5%
									24,436	24,412	6.1%
Food and Beverage
BCPE North Star US Holdco 2(3)(8)(10)	Second-lien loan	2/27/2025	3/15/2030	SOFR +	7.25%	11.27%	8,616		8,474	8,624	2.2%
FreshPure Buyer, Inc.(3)(10)	First-lien loan	12/19/2025	12/19/2031	SOFR +	5.00%	9.02%	9,398		9,243	9,492	2.4%
Handel's Group, LLC(3)(10)	First-lien loan	8/6/2026	8/6/2032	SOFR +	5.25%	9.32%	11,819		11,669	11,665	2.9%
Heritage Grocers Group, LLC(3)(8)(10)	First-lien loan	12/20/2024	8/1/2029	SOFR +	6.75%	10.92%	10,016		9,534	6,963	1.7%
Meta Buyer, LLC(3)(10)	First-lien loan	1/20/2026	12/22/2031	SOFR +	5.25%	9.00%	12,051		11,935	12,051	3.0%
	First-lien revolving loan	1/20/2026	12/22/2031	SOFR +	5.25%	9.30%	388		377	388	0.1%
									51,232	49,183	12.3%
Healthcare Equipment & Services
Anasazi Medical Payment Solutions, Inc.(10)	First-lien loan	3/17/2025	6/8/2029		16.00%	16.00% (incl 6.00% PIK)	3,475		3,407	3,475	0.9%
Attigo Health, LLC(3)(10)	First-lien loan	6/27/2025	6/27/2030	SOFR +	5.25%	9.15%	5,079		5,012	4,556	1.1%
Kreg Therapeutics, LLC(3)(10)	First-lien loan	8/6/2026	8/6/2031	SOFR +	6.00%	12.91% (incl 3.00% PIK)	8,818		8,628	8,642	2.2%
Mist Holding Co.(3)(10)	First-lien loan	12/23/2024	12/23/2030	SOFR +	5.00%	9.07%	6,907		6,837	6,907	1.7%
Paradigm Parent, LLC(3)(8)(10)	First-lien loan	7/24/2025	4/16/2032	SOFR +	4.50%	8.57%	14,200		12,856	13,241	3.3%
QMACS Intermediate, Inc.(3)(10)	First-lien loan	5/8/2026	5/8/2032	SOFR +	6.00%	9.75%	2,390		2,276	2,342	0.6%
	Equity Interest	5/8/2026						335	334	334	0.1%
SDG Mgmt Company, LLC(3)(10)	First-lien loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.80%	9,325		9,246	9,325	2.3%
	First-lien revolving loan	12/6/2024	7/1/2028	SOFR +	5.75%	9.61%	157		152	157	0.0%
									48,748	48,979	12.3%
Insurance
Afore Insurance Services, LLC(3)(10)	First-lien loan	9/6/2024	9/6/2029	SOFR +	6.00%	9.81%	2,196		2,175	2,125	0.5%
	First-lien revolving loan	9/6/2024	9/6/2029	SOFR +	6.00%	9.84%	66		63	64	0.0%
Bishop Street Underwriters, LLC(3)(10)	First-lien loan	7/31/2025	7/31/2031	SOFR +	5.00%	8.90%	3,841		3,810	3,849	1.0%
CL AK Broadstreet, L.P.(9)	Equity Interest	7/11/2025						10,019	10,019	11,055	2.8%
Likewize Corp.(3)(8)(10)	First-lien loan	8/16/2024	8/15/2029	SOFR +	5.75%	9.50%	4,973		4,887	4,608	1.2%
Univista Intermediate Holdco, LLC(3)(5)(10)	First-lien loan	1/10/2025	1/30/2030	SOFR +	5.25%	10.39%	3,307		3,255	3,231	0.8%
									24,209	24,932	6.2%
Materials
Alcrete, LLC(3)(10)	First-lien loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.82%	4,514		4,436	4,387	1.1%
	First-lien revolving loan	6/10/2025	6/10/2030	SOFR +	6.75%	10.82%	152		142	148	0.0%
									4,578	4,535	1.1%
Media & Entertainment
Broadsign International Holding Company(4)	Second-lien loan	11/24/2025	11/24/2031		14.00%	14.00% PIK	12,000		10,357	11,184	2.8%
	Warrants	11/24/2025						202	1,800	2,943	0.7%
Gas Media Holdings, LLC(3)(10)	First-lien loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.73%	8,172		8,065	7,306	1.8%
	First-lien revolving loan	4/17/2025	4/17/2031	SOFR +	5.00%	8.74%	325		318	291	0.1%
Getty Images, Inc.(4)(8)(10)	First-lien loan	9/3/2025	2/21/2030		11.25%	11.25%	15,318		14,671	11,882	3.0%
National CineMedia, LLC(3)(5)(10)	First-lien loan	9/18/2026	9/18/2031	SOFR +	7.00%	12.73%	15,889		15,404	15,401	3.9%
TickPick Intermediate Holdings, LLC(3)(10)	First-lien loan	9/6/2024	4/1/2030	SOFR +	5.00%	9.07%	3,031		2,986	3,012	0.8%
									53,601	52,019	13.0%

Pharmaceuticals
Top Rx, LLC(3)(10)	First-lien loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.23%	9,362		9,234	8,913	2.2%
	First-lien revolving loan	12/18/2024	12/18/2029	SOFR +	5.25%	9.32%	917		903	873	0.2%
									10,137	9,786	2.4%
Real Estate Management & Development
135 Kent Ave, LLC(3)	First-lien loan	6/29/2026	7/1/2028	SOFR +	5.00%	8.68% PIK	2,828		2,784	2,781	0.7%
2000 Ponce Owner, LLC(3)	First-lien loan	3/4/2026	3/5/2029	SOFR +	4.25%	8.57%	4,937		4,886	4,879	1.2%
7050 Rime Village Owner, LLC(3)	First-lien loan	12/17/2025	6/17/2028	SOFR +	4.50%	8.57%	4,389		4,351	4,356	1.1%
BV Design Multifamily DST(3)(10)	First-lien loan	8/6/2025	8/6/2027	SOFR +	3.35%	6.98%	7,263		7,231	7,318	1.8%
BVC Denton, LLC(3)	First-lien loan	6/26/2026	12/1/2027	SOFR +	3.75%	7.40%	8,299		8,231	8,216	2.1%
CMM Investments 137 Canton, LLC (3)(10)	First-lien loan	12/16/2025	12/16/2027	SOFR +	4.15%	8.22%	4,752		4,723	4,728	1.2%
Garden Owner, LLC(3)(10)	First-lien loan	12/30/2024	12/30/2026	SOFR +	6.75%	10.25% (incl 3.50% PIK)	3,867		3,867	3,945	1.0%
GM State Street Investors, LLC(3)(10)	First-lien loan	1/15/2026	7/1/2028	SOFR +	4.75%	8.43%	4,241		4,208	4,220	1.1%
KC Engineering Property HQ LLC(3)	First-lien loan	8/14/2026	8/9/2028	SOFR +	4.25%	7.97%	6,126		6,082	6,065	1.5%
One East Camelback, LLC(3)	First-lien loan	12/4/2025	6/4/2027	SOFR +	3.50%	7.50%	8,185		8,185	8,185	2.0%
The Marlowe Apartments, LLC(10)	First-lien loan	8/27/2025	9/1/2028		10.41%	10.41%	3,222		3,222	3,198	0.8%
Carrollton Preferred, LLC(9)(11)	Preferred	8/27/2025						445	445	556	0.1%
									58,215	58,447	14.6%
Retail
Guitar Center, Inc.(3)(8)	First-lien loan	4/20/2026	12/13/2030	SOFR +	8.50%	12.00% (incl 3.50% PIK)	5,907		5,100	4,840	1.2%

Software & Services
Ark Data Centers, LLC(3)(10)	First-lien loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.82%	4,655		4,576	4,516	1.1%
	First-lien revolving loan	11/27/2024	11/27/2030	SOFR +	4.75%	8.82%	679		669	658	0.2%
Caylent, Inc.	Second-lien loan	3/31/2026	3/13/2030		18.00%	18.00% PIK	2,044		1,938	2,017	0.5%
Chirisa Volo, LLC(3)(10)	First-lien loan	10/9/2024	12/4/2027	SOFR +	6.00%	9.90%	7,032		7,005	7,011	1.8%
Corel Corporation(3)(4)(5)(10)	First-lien loan	5/1/2026	5/1/2032	SOFR +	5.00%	10.17%	13,063		12,820	12,802	3.2%
Emergence Mobility Technologies, Inc(3)(10)	First-lien loan	12/23/2025	12/18/2030	SOFR +	6.50%	14.02% (inc 3.50% PIK)	7,340		7,153	7,031	1.8%
Galaxy Helios I, LLC(3)(10)	First-lien loan	9/30/2025	8/15/2028	SOFR +	4.75%	8.65%	12,902		12,732	12,760	3.2%
IXOPay, Inc.(3)(10)	First-lien loan	2/24/2025	2/24/2031	SOFR +	5.00%	8.81%	8,381		8,310	8,255	2.1%
Jitterbit, Inc.(3)(10)	First-lien loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.30% (incl 4.50% PIK)	1,554		1,535	1,415	0.4%
	First-lien revolving loan	9/6/2024	3/3/2028	SOFR +	9.50%	13.41%	200		198	182	0.0%
Sensei Holdco, LLC(3)(10)	First-lien loan	5/30/2025	5/30/2031	SOFR +	5.50%	9.57%	7,237		7,163	7,259	1.8%
Ultraviolet Cyber, Inc.(3)(10)	First-lien loan	10/29/2025	8/5/2027	SOFR +	5.00%	8.83%	4,972		4,847	4,863	1.2%
US Signal Company, LLC(3)(10)	First-lien loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.43%	3,063		3,045	3,026	0.8%
	First-lien revolving loan	9/3/2024	9/3/2029	SOFR +	5.50%	9.58%	239		237	237	0.1%
Vision Solutions, Inc.(3)(8)(10)	Second-lien loan	6/13/2025	4/23/2029	SOFR +	7.25%	11.33%	10,864		10,440	5,432	1.4%
									82,668	77,464	19.4%
Technology Hardware & Equipment
Payrange, LLC(3)(10)	First-lien loan	11/26/2024	10/31/2030	SOFR +	5.00%	8.90%	5,979		5,935	5,836	1.5%

Telecommunication Services
Syniverse Holdings, Inc.(3)(8)(10)	First-lien loan	9/2/2025	5/13/2027	SOFR +	7.00%	11.07%	13,948		13,629	12,385	3.1%

Transportation
Bridger Aerospace Group Holdings, Inc.(3)(10)	First-lien loan	10/28/2025	10/28/2030	SOFR +	6.00%	9.90%	8,332		8,145	8,073	2.0%
Midwest Air Traffic Control Service, Inc.(3)(10)	First-lien loan	8/21/2026	8/21/2031	SOFR +	7.50%	11.39%	8,119		7,960	7,957	2.0%
	First-lien revolving loan	8/21/2026	8/21/2031	SOFR +	7.50%	11.39%	524		506	513	0.1%
North American Central School Bus Intermediate Holding Company, LLC(10)	Second-lien loan	7/29/2025	1/29/2031		12.25%	12.25%	3,761		3,690	3,614	0.9%

Vehicle Management Services, LLC(3)(10)	First-lien loan	11/21/2025	7/26/2028	SOFR +	6.25%	10.27%	8,412	8,323	8,235	2.1%
	First-lien revolving loan	11/21/2025	7/26/2028	Prime +	5.25%	12.25%	762	753	746	0.2%
								29,377	29,138	7.3%
Utilities
Meritum Energy Holdings, L.P.(3)(10)	First-lien loan	12/6/2024	12/6/2028	SOFR +	6.00%	10.00%	13,842	13,673	13,828	3.5%

Total Investments								$701,376	$693,488	173.5%

Cash Equivalents
State Street Institutional U.S. Government Fund								6,430	6,430	1.6%

Total Investments and Cash Equivalents								$707,806	$699,918	175.1%
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company does not “control” any of its portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company is not an "Affiliated Person" of any of its portfolio companies.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)Investment contains a variable rate structure, subject to an interest rate floor. Variable rate investments bear interest at a rate that may be determined by reference to Term Secured Overnight Financing Rate (“SOFR”) or the Prime Rate ("Prime"), which may also contain a credit spread adjustment depending on the tenor election, selected at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.
(4)This portfolio company is considered a "non-qualifying asset" under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Non-qualifying assets at fair value represented 5.5% of the Company's total assets as of September 30, 2026.
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
(7)As of September 30, 2026, the estimated cost basis of investments for U.S. federal tax purposes was $701.1 million resulting in estimated gross unrealized gains and losses of $8.1 million and $15.7 million, respectively.
(8)This investment is valued using observable inputs and is considered a Level 2 investment. See Note 5 for further information related to investments at fair value.
(9)This investment is non-income producing.
(10)This investment, or a portion thereof, is held by CL LSF SPV I, LLC, and is pledged as collateral supporting the amounts outstanding under the SPV Credit Facility (see Note 6).
(11)This equity investment is held by CL LSF Blocker, LLC.
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
(1)Unless otherwise indicated, the Company’s portfolio companies are domiciled in the United States. Under the 1940 Act, the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company does not “control” any of the portfolio companies. Also under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if the Company owns more than 5% of the portfolio company's outstanding voting securities. As of December 31, 2025, the Company is not an "Affiliated Person" of any of its portfolio companies.
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

Crestline Lending Solutions, LLC
Consolidated Statements of Changes in Net Assets
(Amounts in thousands, except share amounts)
(Unaudited)

	Shares	Paid in Capital	Distributable Earnings	Total Net Assets
Balance at December 31, 2025	17,146,374	$347,434	$(6,822)	$340,612
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	7,823	7,823
Net change in unrealized gains (losses) on investments	—	—	(5,848)	(5,848)
Net realized gains (losses) on investments	—	—	1	1
Dividends to shareholders:
Reinvestment of shareholder distributions	318,515	6,325	—	6,325
Dividends declared from net investment income	—	—	(8,030)	(8,030)
Balance at March 31, 2026	17,464,889	$353,759	$(12,876)	$340,883
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	8,863	8,863
Net change in unrealized gains (losses) on investments	—	—	(1,376)	(1,376)
Net realized gains (losses) on investments	—	—	968	968
Increase (decrease) in net assets resulting from capital share transactions:
Capital contributions	923,703	18,123	—	18,123
Dividends to shareholders:
Reinvestment of shareholder distributions	229,835	4,486	—	4,486
Dividends declared from net investment income	—	—	(9,370)	(9,370)
Balance at June 30, 2026	18,618,427	$376,368	$(13,791)	$362,577
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	10,197	10,197
Net change in unrealized gains (losses) on investments	—	—	346	346
Net realized gains (losses) on investments	—	—	233	233
Increase (decrease) in net assets resulting from capital share transactions:
Capital contributions	1,612,698	31,650	—	31,650
Dividends to shareholders:
Reinvestment of shareholder distributions	276,661	5,388	—	5,388
Dividends declared from net investment income	—	—	(10,710)	(10,710)
Balance at September 30, 2026	20,507,786	$413,406	$(13,725)	$399,681

				Total Net Assets(1)
Balance at December 31, 2024				$142,256
Net investment income (loss)				3,508
Net change in unrealized gains (losses) on investments				(636)
Capital contributions				9,950
Balance at March 31, 2025				$155,078
Net investment income (loss)				5,418
Net change in unrealized gains (losses) on investments				897
Capital contributions				79,645
Balance at June 30, 2025				$241,038
Net investment income (loss)				5,012
Net change in unrealized gains (losses) on investments				698
Net realized gains (losses) on investments				33
Capital contributions				97,450
Distributions of members' capital				(1,303)
Balance at August 31, 2025(1)				$342,928

	Shares	Paid in Capital	Distributable Earnings	Total Net Assets
BDC Conversion	17,146,374	$342,928	$—	$342,928
Net investment income (loss)	—	—	1,785	1,785
Net change in unrealized gains (losses) on investments	—	—	(635)	(635)
Net realized gains (losses) on investments	—	—	(1)	(1)
Balance at September 30, 2025	17,146,374	$342,928	$1,149	$344,077

(1)     Represents the Company’s period of operations as the Ramp Vehicle (a private fund based on an exception from the definition of “investment company” under Section 3(c)(7) of the 1940 Act).
The accompanying notes are an integral part of these consolidated financial statements.

Crestline Lending Solutions, LLC
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Increase (Decrease) in net assets resulting from operations	$21,207	$16,079
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gains) losses on investments	6,864	(324)
Net realized (gains) losses on investments	(1,202)	(32)
Net amortization of discount on investments	(3,138)	(874)
Amortization of deferred financing costs	86	2
Amortization of discount on debt	159	—
Purchases and originations of investments, net	(303,296)	(266,555)
Proceeds from investments, net	48,545	4,218
Repayments on investments	23,745	35,081
Paid-in-kind interest capitalized	(1,628)	(1,099)
Changes in operating assets and liabilities:
Interest receivable	(2,165)	(1,412)
Interest receivable paid-in-kind	(1,420)	(60)
Prepaid expenses and other assets	5,553	(1,817)
Management fees payable to affiliate	47	270
Incentive fees on net investment income payable to affiliate	429	272
Incentive fees on net capital gains (losses) accrued to affiliate	—	120
Other payables to affiliates	(3)	14
Investment payables	(2,862)	21,713
Other liabilities	839	2,090
Net Cash Provided by (Used in) Operating Activities	(208,240)	(192,314)
Cash Flows from Financing Activities
Borrowings on debt	248,940	—
Repayments on debt	(98,600)	—
Deferred financing costs	(115)	(258)
Dividends paid to shareholders	(10,020)	—
Distribution of members' capital	—	(1,303)
Capital contributions	49,773	187,045
Net Cash Provided by (Used in) Financing Activities	189,978	185,484
Net Increase (Decrease) in Cash and Cash Equivalents	(18,262)	(6,830)
Cash and cash equivalents, beginning of period	25,850	49,084
Cash and Cash Equivalents, End of Period	$7,588	$42,254
Supplemental Information:
Interest paid during the period	$8,630	$—
Excise and other taxes paid during the period	$64	$—
Dividends declared during the period	$28,110	$—

Non-Cash Financing Activities:
Reinvestment of dividends during the period	$16,199	$—
Investment Transfer to Other Liabilities	$85	$—
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
The Company is externally managed by Crestline Management, L.P. (the "Adviser"), which manages the Company’s day-to-day operations and provides the Company with investment advisory services pursuant to the terms of the investment advisory agreement between the Company and the Adviser, (as amended, the "Investment Advisory Agreement").
The Adviser previously provided such services pursuant to an investment advisory agreement between the Company and the Adviser dated as of September 2, 2025 (the "Prior Investment Advisory Agreement"). On December 1, 2025, Rithm Capital Corp. and certain of its affiliates acquired the Adviser and certain of its affiliated entities, which resulted in the termination of the Prior Investment Advisory Agreement in accordance with its terms, and the Company entered into the Investment Advisory Agreement and an amended and restated administration agreement (the "Administration Agreement") with the Adviser on such date.
The Adviser is registered as an investment adviser with the SEC. Under the Administration Agreement between the Company and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for the Company to operate, and the Company has agreed to reimburse the Administrator for the allocable portion of its overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, its allocable portion of the costs of compensation and related expenses of its Chief Financial Officer, Chief Compliance Officer and their respective staff. The Administrator has engaged a third-party sub-administrator to assist in the provision of the Company’s administrative services.
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
The Company consolidates the results of its wholly owned subsidiaries, CL LSF SPV I, LLC and CL LSF Blocker, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents are held at major financial institutions, which at times may exceed U.S. federally insured limits. Cash and cash equivalents include short-term highly liquid investments, such as money market funds, that are readily convertible to cash and have original maturities of three months or less. As of September 30, 2026, the Company held cash and cash equivalents totaling $7.6 million, of which $6.4 million were cash equivalents. As of December 31, 2025, the Company held cash and cash equivalents totaling $25.9 million, of which $22.9 million were cash equivalents.
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
As of September 30, 2026 and December 31, 2025, the Company had no investments on non-accrual status.
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

For the three and nine months ended September 30, 2026, the Company recorded expenses of less than $0.1 million for U.S. federal excise tax or other taxes. For the three and nine months ended September 30, 2025, the Company recorded expenses of less than $0.1 million for U.S. federal excise tax or other taxes.
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
The Company has wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), consolidated for financial reporting but not for income tax purposes, that hold certain portfolio investments listed on the Consolidated Schedules of Investments. The Taxable Subsidiaries allow the Company to hold portfolio investments organized as limited liability companies (or other pass-through entities) without their income flowing through to the Company, where any non-qualifying income could jeopardize the Company’s ability to meet the RIC requirement that at least 90% of its gross income consist of qualifying investment income and result in significant federal income taxes. Any income tax expense or benefit of the Taxable Subsidiaries is reflected in the Consolidated Statements of Operations, and net unrealized appreciation/depreciation on their portfolio investments is reflected net of applicable federal and state income taxes, with any related deferred tax assets or liabilities included in the Consolidated Balance Sheets.
For the three and nine months ended September 30, 2026, the Company had a net deferred tax liability of less than $0.1 million pertaining to operating losses and tax basis differences related to certain partnership interests. For the three and nine months ended September 30, 2025, no deferred tax liabilities were recorded.
Dividends to Shareholders
Dividends to shareholders are recorded on the record date. The declaration of any dividend and the amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would generally be distributed at least annually, although the Company may decide to retain such capital gains.
The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash dividend, shareholders who have not “opted out” of the dividend reinvestment plan will have their dividends automatically reinvested in additional Shares, rather than receiving the cash dividend. The Company expects to use newly issued Shares to satisfy the dividend reinvestment plan. See Note 9 for further information related to dividends.
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which requires investment companies to incorporate the effect of contractual sale restrictions into the fair value measurement of equity securities and to disclose the amount of the related discount. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted on or after September 9, 2026, and the guidance is applied prospectively, with any adjustment recognized in earnings on the adoption date. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.
3. Agreements and Related Party Transactions
Administration Agreement
Under the terms of the Administration Agreement, the Administrator is responsible for providing the Company with clerical, bookkeeping, recordkeeping and other administrative services. The Company will pay the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including, but not limited to, the allocable portion of the cost of its Chief Financial Officer, Chief Compliance Officer and their respective staffs. State Street Bank and Trust Company provides the Company with certain fund administration and bookkeeping services pursuant to a sub-administration agreement (the “Sub-Administration Agreement”) with the Administrator.
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
For the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $0.6 million, respectively, for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.
For the three and nine months ended September 30, 2025, the Company incurred $0.1 million for administrative services payable to the Administrator under the terms of the Administration Agreement, which is included in other general and administrative expenses in the Consolidated Statements of Operations.
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
On October 7, 2026, the Company and the Adviser entered into Amendment No. 1 to the Investment Advisory Agreement (the "Amendment"). Pursuant to the Amendment, the Base Management Fee (as defined in the Investment Advisory Agreement) was reduced such that it will now be calculated at a rate of 0.071% (0.85% annualized) based on the value of the Company's net assets at its most recently published net asset value. The amended fee rate was made effective as of October 1, 2026. No other changes were made to the Investment Advisory Agreement.

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
For the three and nine months ended September 30, 2026, Management Fees were $0.9 million and $2.6 million, respectively. Management Fees for the three and nine months ended September 30, 2026 were calculated at an annual rate of 0.9875%.
For the three and nine months ended September 30, 2025, Management Fees were $0.3 million. Management Fees for the three and nine months ended September 30, 2025 were calculated at an annual rate of 0.9875%.
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
For the three and nine months ended September 30, 2026, Incentive Fees on net investment income were $1.5 million and $3.8 million, respectively. The Company did not incur Incentive Fees on capital gains for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2025, Incentive Fees on net investment income were $0.3 million. For the three and nine months ended September 30, 2025, Incentive Fees on capital gains were $0.1 million. As of September 30, 2025, the Capital Gains Fees accrued are not contractually payable to the Adviser.
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
For the three and nine months ended September 30, 2026, the Company recorded $0.2 million of Reimbursement Payments to the Adviser in the Consolidated Statement of Operations.
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

The composition of the Company's investments at fair value consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$645,026	$639,065	$(5,961)
Second-lien debt investments	41,700	37,664	(4,036)
Equity and other investments	14,650	16,759	2,109
Total Investments	$701,376	$693,488	$(7,888)

	December 31, 2025
	Amortized Cost (1)	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments	$389,340	$388,556	$(784)
Second-lien debt investments	50,102	49,843	(259)
Equity and other investments	24,878	24,896	18
Total Investments	$464,320	$463,295	$(1,025)

(1)The amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest method.
The Company uses Global Industry Classification Standards ("GICS") for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments as a percentage of fair value at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Capital Goods	10.0%	12.3%
Commercial & Professional Services	17.5%	14.0%
Consumer Durables & Apparel	3.0%	2.1%
Consumer Services	9.5%	6.4%
Financial Services	3.5%	3.3%
Food and Beverage	7.1%	7.8%
Healthcare Equipment & Services	7.1%	8.0%
Insurance	3.6%	5.2%
Materials	0.7%	1.0%
Media & Entertainment	7.5%	7.5%
Pharmaceuticals	1.4%	2.1%
Real Estate Management & Development	8.4%	7.6%
Retail	0.7%	—%
Software & Services	11.2%	12.7%
Technology Hardware & Equipment	0.8%	1.3%
Telecommunication Services	1.8%	2.3%
Transportation	4.2%	4.4%
Utilities	2.0%	2.0%
Total	100.0%	100.0%
The table below presents the geographic composition of investments at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
United States
Midwest	25.1%	21.4%
Northeast	9.7%	12.0%
South	35.5%	35.8%
West	25.8%	27.0%
Puerto Rico	—%	1.2%
Canada	3.9%	2.6%
Total	100.0%	100.0%

5. Fair Value of Financial Instruments
Investments
The following tables present fair value measurements of investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy at September 30, 2026
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$93,597	$545,468	$639,065
Second-lien debt investments	—	14,056	23,608	37,664
Equity and other investments	—	—	16,759	16,759
Total investments at fair value	$—	$107,653	$585,835	$693,488

	Fair Value Hierarchy at December 31, 2025
	Level 1	Level 2	Level 3	Total
First-lien debt investments	$—	$81,796	$306,760	$388,556
Second-lien debt investments	—	29,934	19,909	49,843
Equity and other investments	—	—	24,896	24,896
Total investments at fair value	$—	$111,730	$351,565	$463,295
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.
The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026:

	As of and for the Three Months Ended September 30, 2026
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$458,985	$22,285	$16,203	$497,473
Purchases or originations	91,464	—	16	91,480
Repayments / redemptions	(3,775)	—	—	(3,775)
Sales proceeds	(1,786)	—	(1)	(1,787)
Paid-in-kind interest	291	260	—	551
Net change in unrealized gains (losses)	(191)	924	548	1,281
Net realized gains (losses)	(2)	—	(7)	(9)
Net amortization of discount on securities	482	139	—	621
Transfers within Level 3	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Balance, End of Period	$545,468	$23,608	$16,759	$585,835

	As of and for the Nine Months Ended September 30, 2026
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$306,760	$19,909	$24,896	$351,565
Purchases or originations	257,582	1,748	4,486	263,816
Repayments / redemptions	(22,723)	—	—	(22,723)
Sales proceeds	(12,195)	—	(7)	(12,202)
Paid-in-kind interest	856	671	—	1,527
Net change in unrealized gains (losses)	(964)	882	2,091	2,009
Net realized gains (losses)	147	—	(7)	140
Net amortization of discount on securities	1,220	398	—	1,618
Transfers within Level 3	14,785	—	(14,785)	—
Transfers into (out of) Level 3	—	—	85	85
Balance, End of Period	$545,468	$23,608	$16,759	$585,835

The following tables present the changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

	As of and for the Three Months Ended September 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$166,213	$—	$6	$166,219
Purchases or originations	43,526	3,677	10,464	57,667
Repayments / redemptions	(5,457)	—	—	(5,457)
Paid-in-kind interest	456	—	—	456
Net change in unrealized gains (losses)	79	4	(2)	81
Net amortization of discount on securities	205	4	—	209
Balance, End of Period	$205,022	$3,685	$10,468	$219,175

	As of and for the Nine Months Ended September 30, 2025
	First-lien debt investments	Second-lien debt investments	Equity and other investments	Total
Balance, beginning of period	$75,719	$—	$—	$75,719
Purchases or originations	147,775	3,677	10,464	161,916
Repayments / redemptions	(19,262)	—	—	(19,262)
Sales proceeds	(1,294)	—	—	(1,294)
Paid-in-kind interest	1,100	—	—	1,100
Net change in unrealized gains (losses)	519	4	4	527
Net amortization of discount on securities	465	4	—	469
Balance, End of Period	$205,022	$3,685	$10,468	$219,175

The following tables present information with respect to the net change in unrealized gains or losses on investments for which Level 3 inputs were used in determining fair value that were held by the Company at September 30, 2026 and September 30, 2025:

	Net Change in Unrealized Gains or (Losses) For the Three Months Ended September 30, 2026 on Investments Held at September 30, 2026	Net Change in Unrealized Gains or (Losses) For the Three Months Ended September 30, 2025 on Investments Held at September 30, 2025
First-lien debt investments	$(191)	$181
Second-lien debt investments	924	4
Equity and other investments	548	(2)
Total	$1,281	$183

	Net Change in Unrealized Gains or (Losses) For the Nine Months Ended September 30, 2026 on Investments Held at September 30, 2026	Net Change in Unrealized Gains or (Losses) For the Nine Months Ended September 30, 2025 on Investments Held at September 30, 2025
First-lien debt investments	$(1,057)	$526
Second-lien debt investments	882	5
Equity and other investments	2,112	4
Total	$1,937	$535

The following tables present the fair value of Level 3 investments at fair value and the significant unobservable inputs used in the valuations as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	September 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
First-lien debt investments	$545,468	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.65% to 23.50% (11.43%)
Second-lien debt investments	23,608	Discounted Cash Flow - Yield Analysis	Discount Rate	14.33% to 20.57% (15.55%)
Equity and other investments	16,759	Discounted Cash Flow - Yield Analysis Market Approach - GPC Market Approach - Comparable Transaction Current Value Method Precedent Transaction	Discount Rate EV / EBITDA Multiple	15.57% to 22.20% (15.88%) 8.00x to 17.75x (16.03%)
Total	$585,835

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First-lien debt investments	$306,760	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	8.15% - 18.39% (10.02%)
Second-lien debt investments	19,909	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	13.58%
Equity and other investments	24,896	Discounted Cash Flow - Yield Analysis Precedent Transaction	Discount Rate	21.32%
Total	$351,565

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
6. Debt
Pursuant to the 1940 Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is maintained at a level of at least 150% after such borrowings. In the normal course, the Company intends to manage the portfolio with at least a 200% asset coverage ratio. However, the Company may reduce its asset coverage ratio to approximately 167% which would allow the Company to borrow one and a half dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by the Company. As of September 30, 2026, the Company’s asset coverage was 234.1%.
SPV Credit Facility
On September 19, 2025 (the “Effective Date”), the Company entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), its wholly owned subsidiary, as borrower, the Company, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support its investment and operational activities. The SPV Credit Facility had a committed loan amount of $150 million and an uncommitted loan amount of $150 million. Borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay the following unused commitment fees depending on the applicable date: (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
The Loan Agreement sets out standard terms, including affirmative and negative covenants, lists common events of default like nonpayment, misrepresentation, covenant breaches, bankruptcy, or change of control, and includes typical cure and notice provisions.
On July 29, 2026, the Company entered into Amendment No. 1 to the Loan Agreement (the “Amendment No. 1”). The Amendment No.1 amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $150 million to $350 million, and (ii) adjust the Uncommitted Facility Amount (as defined in the Loan Agreement) from $150 million to $50 million, among other changes.
On September 18, 2026, the Company entered into Amendment No. 2 to the Loan Agreement (the "Amendment No. 2"). The Amendment No.2 amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $350 million to $550 million; (ii) increase the Maximum Facility Amount (as defined in the Loan Agreement) from $400 million to $600 million; and add each of Western Alliance Bank, East West Bank, and Apple Bank as a lender.
The SPV Credit Facility is secured by the assets of CL SPV. As of September 30, 2026, the Company and CL SPV were in compliance with all financial covenants under the Loan Agreement.

Debt obligations consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Borrowing Capacity	Outstanding Principal	Amount Available (1)	Carrying Value(2)
SPV Credit Facility	$600,000	$296,000	$304,000	$293,371
Total Debt	$600,000	$296,000	$304,000	$293,371

	December 31, 2025
	Aggregate Borrowing Capacity	Outstanding Principal	Amount Available (1)	Carrying Value(2)
SPV Credit Facility	$300,000	$143,950	$156,050	$142,902
Total Debt	$300,000	$143,950	$156,050	$142,902
(1) The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility and asset coverage requirements.
(2) As of September 30, 2026 and December 31, 2025, the carrying value of the SPV Credit Facility is presented net of deferred financing costs and original issue discounts of $2.6 million and $1.0 million, respectively.
For the three and nine months ended September 30, 2026 and September 30, 2025, the components of interest expense related to the SPV Credit Facility are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$3,933	$—	$9,032	$—
Commitment fees	201	12	498	12
Amortization of deferred financing costs	32	2	86	2
Accretion of original issue discount	75	—	159	—
Total Interest Expense	$4,241	$14	$9,775	$14
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
As of September 30, 2026 and December 31, 2025, the Company had the following commitments to fund investments in current portfolio companies:

	September 30, 2026	December 31, 2025
135 Kent Ave, LLC - Delayed Draw	$571	$—
2000 Ponce Owner, LLC - Delayed Draw	57	—
7050 Rime Village Owner, LLC - Delayed Draw	24	24
A&J Holdco, LLC - Delayed Draw & Revolver	8,958	3,713
Aeritek Global Holdings, LLC - Revolver	658	659
Afore Insurance Services, LLC - Delayed Draw & Revolver	233	299
Alcrete, LLC - Delayed Draw & Revolver	2,996	2,894
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	912
Amped Fitness 1, LLC - Delayed Draw & Revolver	4,810	—
Ark Data Centers, LLC - Delayed Draw & Revolver	1,684	2,176
Arrow, Inc. - Delayed Draw & Revolver	1,985	2,307
Attigo Health, LLC - Revolver	571	571
Best Practice Associates, LLC - Revolver	588	588

Bishop Street Underwriters, LLC - Delayed Draw	2,695	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3,587	4,090
Brightwood MOI Acquisitions, LLC - Delayed Draw	3,663	—
BVC Denton, LLC - Delayed Draw	4,434	—
By Light Professional IT Services, LLC - Revolver	268	446
Cadence Intermediate II, LLC - Delayed Draw & Revolver	6,648	—
Caylent, Inc. - Delayed Draw	8,305	—
CityVet, Inc. - Delayed Draw	1,255	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	6,945	4,461
CX Institutional, LLC - Delayed Draw	3,136	3,367
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	2,629	4,209
Fabletics, Inc. - Delayed Draw	204	388
Fitness Growth Capital Purchaser, LLC - Delayed Draw & Revolver	8,030	—
FreshPure Buyer, Inc. - Delayed Draw	4,734	4,734
Galaxy Helios I, LLC - Delayed Draw	753	5,248
Gas Media Holdings, LLC - Delayed Draw & Revolver	2,039	2,305
GM State Street Investors, LLC - Delayed Draw	5	—
GoodVets Veterinary Services, LLC - Delayed Draw & Revolver	5,125	—
Gridhawk Holdings, LLC - Delayed Draw	1,714	—
IPC Nalas Acquisition, LLC - Delayed Draw & Revolver	2,057	—
IXOPay, Inc. - Delayed Draw & Revolver	1,391	3,537
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	9,813	1,601
Jitterbit, Inc. - Revolver	1	50
Kreg Therapeutics, LLC - Revolver	975	—
Mersino, Inc. - Delayed Draw & Revolver	2,551	—
Meta Buyer, LLC - Delayed Draw & Revolver	2,473	—
Midwest Air Traffic Control Service, Inc. - Revolver	374	—
Mist Holding Co. - Delayed Draw & Revolver	3,858	3,577
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	871	1,564
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	840	840
One East Camelback, LLC - Delayed Draw	1,815	4,481
Payrange, LLC - Revolver	620	620
PT&C Group, LLC - Delayed Draw & Revolver	1,364	7,774
QMACS Intermediate, Inc. - Delayed Draw & Revolver	6,691	—
SDG Mgmt Company, LLC - Delayed Draw & Revolver	471	2,324
Sensei Holdco, LLC - Delayed Draw & Revolver	2,895	2,895
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3,591	3,847
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	1,293	3,532
The Marlowe Apartments, LLC - Delayed Draw	593	1,094
TickPick Intermediate Holdings, LLC - Revolver	200	200
Top Rx, LLC - Revolver	195	584
UltraViolet Cyber, Inc. - Delayed Draw	5,967	5,967
US Signal Company, LLC - Delayed Draw & Revolver	144	575
Vehicle Management Services, LLC - Revolver	66	339
Vetnique Labs, LLC - Delayed Draw & Revolver	4,773	—
WHI Global, LLC - Revolver	235	280
Willow Breeze, LLC - Delayed Draw	—	81
Total Portfolio Company Commitments(1)(2)	$145,421	$89,153
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

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
As of September 30, 2026, the Company had received Capital Commitments totaling $505.8 million ($129.0 million remaining undrawn).
The following table summarizes the total Shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026.

Share Issuance Date	Number of Shares Issued	Proceeds Received
April 24, 2026	923,703	$18,123
July 24, 2026	1,612,698	31,650
	2,536,401	$49,773
Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the Shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan for the nine months ended September 30, 2026. All Shares issued to shareholders in the tables below are newly issued Shares.

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Date Shares Issued	Shares Issued
December 29, 2025	December 31, 2025	January 30, 2026	318,515
March 31, 2026	March 31, 2026	May 18, 2026	229,835
June 25, 2026	June 30, 2026	August 17, 2026	276,661
Total Shares Issued			825,011
The Company has commenced a Share repurchase program pursuant to which it intends to repurchase in each quarter up to 5% of its outstanding Shares (either by number of Shares or aggregate NAV) as of the prior quarter.

The following table presents the Share repurchase offers for the nine months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Repurchase Price per Share(1)	Repurchased Amount	Shares Repurchased
March 20, 2026	April 20, 2026	$19.52	$—	—
June 22, 2026	July 22, 2026	$19.47	$—	—
September 18, 2026	October 20, 2026	$19.49	$—	—
(1)The purchase price for Shares tendered pursuant to the tender offers ended April 20, 2026, July 22, 2026 and October 20, 2026, respectively, were the Company’s net asset value as of March 31, 2026, June 30, 2026 and September 30, 2026, respectively. Although no Shares were repurchased pursuant to the tender offers, the purchase price is included in the table above to show the terms of the repurchase offers for the applicable period.
9. Dividends
The following table summarizes dividends declared for the nine months ended September 30, 2026:

	For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
March 31, 2026	March 31, 2026	May 18, 2026	$0.46
June 25, 2026	June 30, 2026	August 17, 2026	0.50
September 25, 2026	September 30, 2026	November 16, 2026	0.52
Total Dividends Declared			$1.48
The dividends declared during the nine months ended September 30, 2026 were derived from net investment income and capital gains, determined on a tax basis for the nine months ended September 30, 2026.
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

10. Financial Highlights
The following per Share data and ratios have been derived from information provided in the consolidated financial statements. The following are the financial highlights for the nine months ended September 30, 2026.

	For the Nine Months Ended	From the BDC Election Date through
	September 30, 2026	September 30, 2025
Per Share Data (1)
Net asset value, beginning of period	$19.86	$—

Net investment income (2)	1.45	0.10
Net realized and unrealized gain (loss) (2)	(0.31)	(0.03)
Total from operations	1.14	0.07
Net Share issuance (3)	(0.03)	20.00
Dividends declared (4)	(1.48)	—
Total increase (decrease) in net assets	(0.37)	20.07
Net Asset Value, End of Period	$19.49	$20.07
Total return based on net asset value (5)	5.59%	N/A
Shares outstanding, end of period	20,507,786	17,146,374
Ratios / Supplemental Data (6)
Ratio of gross expenses to average net assets	7.28%	0.93%
Ratio of net investment income to average net assets	9.93%	9.13%
Portfolio turnover	16.86%	25.33%
Net assets, end of period	$399,681	$344,077
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

11. Subsequent Events
The Company’s management has evaluated subsequent events through the date the financial statements were available to be issued. There have been no subsequent events, except as disclosed below, that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2026.
Third Amended and Restated LLC Agreement
On October 30, 2026, the Company entered into a third amended and restated limited liability company agreement (the “Third Amended and Restated LLC Agreement”), which amends and restates the prior agreement that set forth the terms pursuant to which the Company is operated (the “Second Amended and Restated LLC Agreement”).The Third Amended and Restated LLC Agreement amends the Second Amended and Restated LLC Agreement to, among other things: (i) define removal “for cause” in the context of the removal of members of the board of directors of the Company; (ii) update the threshold for the removal of directors of the Company from two-thirds of outstanding Shares to fifty percent of outstanding Shares; and (iii) revise the forfeiture threshold, such that if an investor defaults, the defaulting investor forfeits fifty percent of their outstanding Shares, rather than one hundred percent of their outstanding Shares.

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
We are externally managed by Crestline Management, L.P. (the "Adviser"), which manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of the investment advisory agreement between us and the Adviser, dated as of December 1, 2025 (the "Investment Advisory Agreement"). The Adviser previously provided such services pursuant to an investment advisory agreement between us and the Adviser dated as of September 2, 2025 (the "Prior Investment Advisory Agreement"). On December 1, 2025, Rithm Capital Corp. and certain of its affiliates acquired the Adviser and certain of its affiliated entities, which resulted in the termination of the Prior Investment Advisory Agreement in accordance with its terms, and we entered into the Investment Advisory Agreement and the amended and restated administration agreement (the "Administration Agreement") on such date. The Adviser is registered as an investment adviser with the SEC. Pursuant to the Administration Agreement between us and Crestline Management, L.P. (in such capacity, the “Administrator”), the Administrator provides for the administrative services necessary for us to operate, and we have agreed to reimburse the Administrator for the allocable portion of our overhead and other expenses incurred by the Administrator in performing its obligations thereunder, including, but not limited to, our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. The Administrator has engaged a third-party sub-administrator to assist in the provision of our administrative services.

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
Portfolio and Investment Activity
As of September 30, 2026, our portfolio based on fair value consisted of 92.2% first-lien debt investments, 5.4% second-lien debt investments, and 2.4% equity and other investments. As of December 31, 2025, our portfolio based on fair value consisted of 83.8% first-lien debt investments, 10.8% second-lien debt investments, and 5.4% equity and other investments.
As of September 30, 2026 and December 31, 2025, our weighted average total yield of debt and income-producing securities at fair value (which includes interest income and amortization of fees and discounts) was 11.2% and 11.0% respectively, and our weighted average total yield of debt and income producing securities at amortized cost (which includes interest income and amortization of fees and discounts) was 11.0% and 11.0%, respectively.
Our investment activity for the three months ended September 30, 2026 and September 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended
($ in millions)	September 30, 2026	September 30, 2025
Net funded investment activity
New gross commitments at par (1)	$104.7	$126.4
Net investments funded	93.5	131.4
Investments sold or repaid	15.3	23.8
Net funded investment activity	$78.2	$107.6

Gross commitments at par (1)
First-lien debt investments	$794.7	$357.9
Second-lien debt investments	54.9	33.3
Equity investments	14.8	10.6
Total gross commitments	$864.4	$401.8

Portfolio company activity
Portfolio companies, beginning of period	81	46
Number of new portfolio companies	7	13
Number of exited portfolio companies	1	3
Portfolio companies, end of period	87	56
Count of industries	18	17

New investment activity
Weighted average annual interest rate on new debt investments at par	10.88%	9.91%
Weighted average annual interest rate on new floating rate debt investments at par	10.78%	9.53%
Weighted average spread on new debt investments at par	6.85%	5.67%
(1)Gross commitments at par includes unfunded investment commitments.

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026		December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien debt investments	$645.0	$639.1	$389.3	$388.6
Second-lien debt investments	41.7	37.7	50.1	49.8
Equity and other investments	14.7	16.8	24.9	24.9
Total	$701.4	$693.5	$464.3	$463.3
(1)Table may not sum due to rounding.
As of September 30, 2026 and December 31, 2025, we had no investments on non-accrual status.
The weighted average yields and interest rates of our performing debt investments at fair value as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Weighted average total yield of debt and income producing securities(1)	11.2%	11.0%
Weighted average interest rate of debt and income producing securities	9.9%	9.8%
Weighted average spread over reference rate of all floating rate investments	5.8%	5.8%
(1)Weighted average yields of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable. The weighted average yield does not represent the total return to our shareholders.
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2026 and December 31, 2025. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

	September 30, 2026		December 31, 2025
Investment Performance Rating	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio	Investments at Fair Value ($ in millions)	Percentage of Total Portfolio
1	$621.9	89.7%	$453.8	97.9%
2	11.9	1.7%	9.5	2.1%
3	38.2	5.5%	—	—
4	21.5	3.1%	—	—
5	—	—	—	—
Total	$693.5	100.0%	$463.3	100.0%

Results of Operations
Operating results for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$18.1	$8.1	$46.6	$17.3
Less: Net expenses	7.9	1.2	19.6	1.5
Net investment income before income taxes	10.2	6.9	26.9	15.8
Less: Income taxes, including excise taxes(2)	—	0.1	0.0	0.1
Net investment income	10.2	6.8	26.9	15.7
Net realized gains (losses)(2)	0.2	0.0	1.2	0.0
Net change in unrealized gains (losses)	0.3	0.1	(6.9)	0.3
Net increase (decrease) in net assets resulting from operations	$10.8	$6.9	$21.2	$16.1
(1)Table may not sum due to rounding.
(2)Amounts round to less than $0.1 million.

Investment Income

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest from investments	$16.8	$7.5	$43.0	$16.0
Paid-in-kind interest income	1.1	0.5	2.9	1.1
Other income	0.2	0.1	0.7	0.2
Total investment income	$18.1	$8.1	$46.6	$17.3
(1)Table may not sum due to rounding.
For the three months ended September 30, 2026 and September 30, 2025, total investment income increased to $18.1 million from $8.1 million, respectively, as a result of the growth in our investment portfolio. For the nine months ended September 30, 2026 and September 30, 2025, total investment income increased to $46.6 million from $17.3 million, respectively, as a result of the growth in our investment portfolio. As of September 30, 2026 and September 30, 2025, the size of our investment portfolio at fair value was approximately $693.5 million and $333.5 million, respectively.
Expenses
Operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)(1)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest	$4.2	$0.0	$9.8	$0.0
Management fees	0.9	0.3	2.6	0.3
Incentive fees on net investment income	1.5	0.3	3.8	0.3
Incentive fees on net capital gains (losses)	—	0.1	—	0.1
Organizational expense	—	0.9	—	1.0
Offering expense	0.1	0.0	0.2	0.0
Professional fees	0.7	0.6	1.8	0.8
Directors’ fees	0.1	0.0	0.2	0.0
Other general and administrative	0.4	0.2	1.1	0.3
Expense support (See Note 3)	0.2	(1.2)	0.2	(1.3)
Net Expenses	$7.9	$1.2	$19.6	$1.5
(1)Table may not sum due to rounding.
Net expenses increased to $7.9 million for the three months ended September 30, 2026, from $1.2 million for the three months ended September 30, 2025, and increased to $19.6 million for the nine months ended September 30, 2026, from $1.5 million for the nine months ended September 30, 2025. The increases in net expense were primarily driven by interest expense from the SPV Credit Facility of $4.2 million and $9.8 million for the three and nine months ended September 30, 2026, respectively, with no comparable expense in the prior-year periods, as well as higher management fees and incentive fees on net investment income, which did not apply until the BDC Election date on September 2, 2025, and therefore reflect less than one month of fees in the prior-year periods.
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
For the three and nine months ended September 30, 2026 and September 30, 2025, we recorded expense of less than $0.1 million for U.S. federal excise tax or other taxes.
Net Realized and Unrealized Gains and Losses
The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses) on investments	$0.2	$0.0	$1.2	$0.0
Net Realized Gains (Losses) (1)	$0.2	$0.0	$1.2	$0.0

Change in unrealized gains on investments	$5.6	$1.4	$7.7	$1.9
Change in unrealized (losses) on investments	(5.3)	(1.3)	(14.6)	(1.6)
Net Change in Unrealized Gains (Losses) on Investments	$0.3	$0.1	$(6.9)	$0.3
Income tax provision on unrealized gains (losses)	(0.0)	—	(0.0)	—
Net Change in Unrealized Gains (Losses)	$0.3	$0.1	$(6.9)	$0.3
(1)Amounts round to less than $0.1 million.
For the three and nine months ended September 30, 2026, we recorded net realized gains (losses) on investments of $0.2 million, and $1.2 million, respectively, compared to net realized gains of less than $0.1 million for each of the corresponding periods ended September 30, 2025.
For the three months ended September 30, 2026, the net change in unrealized gains (losses) on investments was $0.3 million, consisting of $5.6 million of unrealized gains offset by $(5.3) million of unrealized losses, compared to $0.1 million for the three months ended September 30, 2025, primarily driven by changes in market credit spreads. For the nine months ended September 30, 2026, the net change in unrealized gains (losses) on investments was $(6.9) million, compared to $0.3 million for the nine months ended September 30, 2025, with the decrease primarily attributable to spreads widening and increased market volatility.
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
We intend to continue to generate cash primarily from cash flows from operations, future borrowings and future offerings of securities. We may from time to time enter into additional debt facilities, increase the size of the SPV Credit Facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred shares if immediately after the borrowing or issuance our ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred shares, is at least 150%. As of September 30, 2026, our asset coverage ratio was 234.1%. We carefully consider our unfunded commitments for the purpose of planning our capital resources and ongoing liquidity including our financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation under the 1940 Act and the asset coverage limitation under our SPV Credit Facility to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2026, taken together with cash available under the SPV Credit Facility and cash available from undrawn Capital Commitments, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had approximately $304.0 million of availability under the SPV Credit Facility, subject to asset coverage limitations.
As of September 30, 2026, we had $7.6 million in cash and cash equivalents. For the nine months ended September 30, 2026, we used $208.2 million in cash from operating activities primarily attributable to funding portfolio investments of $303.3 million, which was offset by repayments and proceeds from investments of $72.3 million and cash provided by other operating activities of $22.8 million. Net cash provided by financing activities was $190.0 million during the period, which was primarily due to borrowings under the SPV Credit Facility of $248.9 million offset by repayments on the SPV Credit Facility of $98.6 million.
Equity
We have entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time we deliver a drawdown notice to our investors. Prior to our election to be regulated as a BDC and during our operations as the Ramp Vehicle, we sold interests to investors in the Ramp Vehicle based on such investors’ capital commitments to the Ramp Vehicle. As of September 30, 2026, we had received Capital Commitments totaling $505.8 million ($129.0 million remaining undrawn).
The following table summarizes the total Shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2026.

Share Issuance Date	Number of Shares Issued	Proceeds Received
April 24, 2026	923,703	$18.1
July 24, 2026	1,612,698	31.7
	2,536,401	$49.8
Debt
On September 19, 2025, (the “Effective Date”), we entered into a Loan Financing and Servicing Agreement (the “Loan Agreement”) with CL LSF SPV I, LLC (“CL SPV”), our wholly owned subsidiary, as borrower, us, as equityholder and servicer, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as facility agent, State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto for a special purpose vehicle financing credit facility (the “SPV Credit Facility”) to provide additional liquidity to support our investment and operational activities. The SPV Credit Facility had an initial committed loan amount of $150 million and an uncommitted loan amount of $150 million, and borrowings under the SPV Credit Facility bear interest at SOFR plus 1.95% per annum during the revolving period ending on September 19, 2028 (the "Revolving Period"). CL SPV will pay the following unused commitment fees depending on the applicable date: (a) prior to the one-month anniversary of the Effective Date, 0.10%, (b) on and after the one-month anniversary of the Effective Date but prior to the two-month anniversary thereof, 0.20%, (c) on and after the two-month anniversary of the Effective Date but prior to the three-month anniversary thereof, 0.35% and (d) thereafter until the end of the Revolving Period, 0.50%, on the unused lender commitments under the SPV Credit Facility, in addition to other customary fees. Under the SPV Credit Facility, there is also a minimum utilization fee that is charged based on the minimum utilization percentage of the commitment. The SPV Credit Facility matures on September 19, 2030.
On July 29, 2026, we entered into Amendment No. 1 to the Loan Agreement (“Amendment No. 1”). Amendment No. 1 amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $150 million to $350 million, and (ii) adjust the Uncommitted Facility Amount (as defined in the Loan Agreement) from $150 million to $50 million, among other changes.
On September 18, 2026, we entered into Amendment No. 2 to the Loan Agreement ("Amendment No. 2"). Amendment No. 2 amended the Loan Agreement to, among other things: (i) increase the Committed Facility Amount (as defined in the Loan Agreement) from $350 million to $550 million; (ii) increase the Maximum Facility Amount (as defined in the Loan Agreement) from $400 million to $600 million; and add each of Western Alliance Bank, East West Bank, and Apple Bank as a lender.

For further details, see “Note 6 - Debt” to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our debt obligations consisted of the following as of September 30, 2026:

	September 30, 2026
($ in millions)	Aggregate Principal Amount Committed	Outstanding Principal	Amount Available (1)	Carrying Value
SPV Credit Facility	$600.0	$296.0	$304.0	$293.4
Total Debt	$600.0	$296.0	$304.0	$293.4
(1)The amount available may be subject to limitations related to the borrowing base under the SPV Credit Facility.
The SPV Credit Facility includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants.
As of September 30, 2026, we and CL SPV were in compliance with the terms of our debt arrangements. We intend to continue to utilize the SPV Credit Facility to fund investments and for other general corporate purposes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement. As of September 30, 2026 and December 31, 2025 we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2026	December 31, 2025
135 Kent Ave, LLC - Delayed Draw	$0.6	$—
2000 Ponce Owner, LLC - Delayed Draw	0.1	—
7050 Rime Village Owner, LLC - Delayed Draw(3)	0.0	0.0
A&J Holdco, LLC - Delayed Draw & Revolver	9.0	3.7
Aeritek Global Holdings, LLC - Revolver	0.7	0.7
Afore Insurance Services, LLC - Delayed Draw & Revolver	0.2	0.3
Alcrete, LLC - Delayed Draw & Revolver	3.0	2.9
Align ENTA Management Services, LLC - Delayed Draw & Revolver	—	0.9
Amped Fitness 1, LLC - Delayed Draw & Revolver	4.8	—
Ark Data Centers, LLC - Delayed Draw & Revolver	1.7	2.2
Arrow, Inc. - Delayed Draw & Revolver	2.0	2.3
Attigo Health, LLC - Revolver	0.6	0.6
Best Practice Associates, LLC - Revolver	0.6	0.6
Bishop Street Underwriters, LLC - Delayed Draw	2.7	—
Bridger Aerospace Group Holdings, Inc. - Delayed Draw & Revolver	3.6	4.1
Brightwood MOI Acquisitions, LLC - Delayed Draw	3.7	—
BVC Denton, LLC - Delayed Draw	4.4	—
By Light Professional IT Services, LLC - Revolver	0.3	0.4
Cadence Intermediate II, LLC - Delayed Draw & Revolver	6.6	—
Caylent, Inc. - Delayed Draw	8.3	—
CityVet, Inc. - Delayed Draw	1.3	—
Crete PA Holdco, LLC - Delayed Draw & Revolver	6.9	4.5
CX Institutional, LLC - Delayed Draw	3.1	3.4
Emergence Mobility Technologies, Inc. - Delayed Draw & Revolver	2.6	4.2
Fabletics, Inc. - Delayed Draw	0.2	0.4
Fitness Growth Capital Purchaser, LLC - Delayed Draw & Revolver	8.0	—
FreshPure Buyer, Inc. - Delayed Draw	4.7	4.7

Galaxy Helios I, LLC - Delayed Draw	0.8	5.2
Gas Media Holdings, LLC - Delayed Draw & Revolver	2.0	2.3
GM State Street Investors, LLC - Delayed Draw(3)	0.0	—
GoodVets Veterinary Services, LLC - Delayed Draw & Revolver	5.1	—
Gridhawk Holdings, LLC - Delayed Draw	1.7	—
IPC Nalas Acquisition, LLC - Delayed Draw & Revolver	2.1	—
IXOPay, Inc. - Delayed Draw & Revolver	1.4	3.5
JFL-Atomic AcquisitionCo, Inc. - Delayed Draw & Revolver	9.8	1.6
Jitterbit, Inc. - Revolver(3)	0.0	0.1
Kreg Therapeutics, LLC - Revolver	1.0	—
Mersino, Inc. - Delayed Draw & Revolver	2.6	—
Meta Buyer, LLC - Delayed Draw & Revolver	2.5	—
Midwest Air Traffic Control Service, Inc. - Revolver	0.4	—
Mist Holding Co. - Delayed Draw & Revolver	3.9	3.6
Mountainside Fitness Acquisitions, LLC - Delayed Draw & Revolver	0.9	1.6
North American Central School Bus Intermediate Holding Company, LLC - Delayed Draw	0.8	0.8
One East Camelback, LLC - Delayed Draw	1.8	4.5
Payrange, LLC - Revolver	0.6	0.6
PT&C Group, LLC - Delayed Draw & Revolver	1.4	7.8
QMACS Intermediate, Inc. - Delayed Draw & Revolver	6.7	—
SDG Mgmt Company, LLC - Delayed Draw & Revolver	0.5	2.3
Sensei Holdco, LLC - Delayed Draw & Revolver	2.9	2.9
Soapy Joe's Midco OC Holdings, LLC - Delayed Draw	3.6	3.8
Summit Management Partners Intermediate, LLC - Delayed Draw & Revolver	1.3	3.5
The Marlowe Apartments, LLC - Delayed Draw	0.6	1.1
TickPick Intermediate Holdings, LLC - Revolver	0.2	0.2
Top Rx, LLC - Revolver	0.2	0.6
UltraViolet Cyber, Inc. - Delayed Draw	6.0	6.0
US Signal Company, LLC - Delayed Draw & Revolver	0.1	0.6
Vehicle Management Services, LLC - Revolver	0.1	0.3
Vetnique Labs, LLC - Delayed Draw & Revolver	4.8	—
WHI Global, LLC - Revolver	0.2	0.3
Willow Breeze, LLC - Delayed Draw	—	0.1
Total Portfolio Company Commitments(1)(2)(4)	$145.4	$89.2
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
(4)Table may not sum due to rounding.
Other Commitments and Contingencies
As of September 30, 2026, we did not have any unfunded commitments to fund investments to new borrowers that were not current portfolio companies as of such date.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending or threatened litigation that would require accounting recognition or financial statement disclosure.
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
Contractual Obligations
A summary of our contractual payment obligations as of September 30, 2026 is as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
SPV Credit Facility	$296.0	$—	$—	$296.0	$—
Total Contractual Obligations	$296.0	$—	$—	$296.0	$—
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
For the nine months ended September 30, 2026, no shares were tendered for repurchase by shareholders pursuant to our tender offers.
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
Recent Developments
Third Amended and Restated LLC Agreement
On October 30, 2026, we entered into a third amended and restated limited liability company agreement (the “Third Amended and Restated LLC Agreement”), which amends and restates the prior agreement that set forth the terms pursuant to which we are operated (the “Second Amended and Restated LLC Agreement”).The Third Amended and Restated LLC Agreement amends the Second Amended and Restated LLC Agreement to, among other things: (i) define removal “for cause” in the context of the removal of members of our board of directors; (ii) update the threshold for the removal of our directors from two-thirds of outstanding Shares to fifty percent of outstanding Shares; and (iii) revise the forfeiture threshold, such that if an investor defaults, the defaulting investor forfeits fifty percent of their outstanding Shares, rather than one hundred percent of their outstanding Shares.
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
The Federal Reserve raised its benchmark interest rate by 0.25% on September 16, 2026, which marked the first interest rate increase in three years, citing elevated inflation remaining above the Federal Reserve's 2% target. The Federal Reserve left the benchmark rate range unchanged on October 28, 2026. This represents a shift in interest rate projections, following the Federal Reserve's previous decisions to maintain a benchmark range of 3.50% to 3.75% at its meetings in early 2026. While market participants had anticipated additional rate cuts earlier this year, expectations have shifted towards more rate increases, as headline inflation and geopolitical tensions have added upside pressure to the inflation outlook. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a sustained reduction in interest rates would reduce our gross investment income and could result in a decrease in our net investment income if declines in base rates, such as SOFR or other benchmark rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rates on our borrowings.
As of September 30, 2026, 92.7% of our debt investments based on fair value in our portfolio bore interest at floating rates, with 96.3% of these subject to interest rate floors. The SPV Credit Facility also bears interest at floating rates.
Assuming that our balance sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$19.4	$8.9	$10.5
Up 200 basis points	$13.0	$5.9	$7.1
Up 100 basis points	$6.5	$3.0	$3.5
Down 25 basis points	$(1.6)	$(0.7)	$(0.9)
Down 50 basis points	$(3.1)	$(1.5)	$(1.6)
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
ITEM 4. CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes during the nine months ended September 30, 2026 to the risk factors previously disclosed under “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Report on Form 8-K filed with SEC on July 30, 2026 for information about unregistered sales of our equity securities during the quarter.
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

Item 6. Exhibits.

Number	Exhibit
3.1	Certificate of Amendment to the Certificate of Formation, dated April 14, 2025(1)
3.2	Third Amended and Restated Limited Liability Company Agreement, dated as of October 30, 2026(5)
4.1	Form of Subscription Agreement*
4.2	Distribution Reinvestment Plan(2)
10.1
Amendment No. 2 to the Loan Financing and Servicing Agreement, dated as of September 18, 2026, by and among CL LSF SPV I, LLC, Crestline Lending Solutions, LLC, as servicer, Deutsche Bank AG, New York Branch, as lender, each of Western Alliance Bank, East West Bank, and Apple Bank, as joining lenders, Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and as collateral custodian.(3)

10.2	Amendment No. 1 to the Investment Advisory and Management Agreement between Crestline Lending Solutions, LLC and Crestline Management, L.P., dated as of October 7, 2026.(4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
(1)Previously filed as an exhibit to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on August 29, 2025.
(2)Previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56777) filed with the SEC on November 4, 2025.
(3)Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 814-01893) filed with the SEC on September 23, 2026.
(4)Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 8, 2026.
(5)Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crestline Lending Solutions, LLC

Date: November 13, 2026	By:	/s/ Chris Semple
Chris Semple
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Camille Sassman
Camille Sassman
Chief Financial Officer
(Principal Financial Officer)